Form 10-Q
period 2005-03-31
Celanese Holdings LLC
filed 2005-05-16
CIK 1297288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Celanese Holdings LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

As of the date of this Quarterly Report on Form 10-Q, Celanese Holdings LLC has one membership interest outstanding which is owned by Crystal US Holdings 3 L.L.C., a Delaware limited liability company.

Exhibit index located on sequential page number 2.

CELANESE HOLDINGS LLC
Form 10-Q
For the Quarterly Period Ended March 31, 2005

Basis of Presentation

In this Quarterly Report on Form 10-Q, the term "Celanese Holdings" refers to Celanese Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The terms the "Company," "we," "our" and "us" refer to Celanese Holdings and its subsidiaries on a consolidated basis. The term "BCP Crystal" refers to our subsidiary BCP Crystal US Holdings Corp., and not its subsidiaries. The term "Purchaser" refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term "Original Shareholders" refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms "Sponsor" and "Advisor" refer to certain affiliates of The Blackstone Group.

Celanese Holdings is a recently-formed company which does not have any independent external operations other than through the indirect ownership of CAG (as defined below) and CAC (as defined below), their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments. For accounting purposes, Celanese Holdings and its consolidated subsidiaries are referred to as the "Successor." See Note 1 to the Unaudited Interim Consolidated Financial Statements (as defined below) for additional information on the basis of presentation of the Successor.

Pursuant to a voluntary tender offer commenced in February 2004 (the "Tender Offer"), the Purchaser, an indirect wholly-owned subsidiary of Celanese Holdings, in April 2004 acquired approximately 84% of the ordinary shares of CAG (the "CAG Shares") outstanding. All references in this Quarterly Report to the outstanding ordinary shares of CAG exclude treasury shares. As of March 31, 2005, Celanese Holdings' indirect ownership of approximately 84% of the outstanding CAG Shares would equate to approximately 77% of the issued CAG Shares (including treasury shares). Pursuant to a mandatory offer commenced in September 2004 and continuing as of the date of this Quarterly Report, the Purchaser has acquired additional CAG Shares. As a result of these acquisitions, partially offset by the issuance of additional shares of CAG as a result of the exercise of options issued under a CAG stock option plan, as of March 31, 2005, we continue to own approximately 84% of the outstanding CAG Shares.

In October 2004, Celanese Corporation, a Delaware Corporation ("Celanese Corporation") and the ultimate parent of Celanese Holdings and certain of its subsidiaries completed an organizational restructuring (the "Restructuring") pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement (as defined below), the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to BCP Caylux Holdings Luxembourg S.C.A. ("BCP Caylux") owning 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. Thereafter, BCP Caylux transferred certain assets, including its equity ownership interest in CAC to BCP Crystal. In this Quarterly Report, the term "Domination Agreement" refers to the domination and profit and loss transfer agreement between CAG and the Purchaser, pursuant to which the Purchaser became obligated on October 1, 2004 to offer to acquire all outstanding CAG Shares from the minority shareholders of CAG in return for payment of fair cash compensation in accordance with German law.

Celanese AG is incorporated as a stock corporation (Aktiengesellschaft, AG) organized under the laws of the Federal Republic of Germany. As used in this document, the term "CAG" refers to (i) prior to the Restructuring, Celanese AG and CAC, their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, "CAG" refers to Celanese AG. For accounting purposes, "Predecessor" refers to CAG and its subsidiaries.

Following the transfer of CAC to BCP Crystal, (1) BCP Crystal Holdings Ltd. 2 contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the notes. BCP Crystal Holdings Ltd. 2 reorganized as a Delaware limited liability company and changed its name to Celanese Holdings LLC. Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd. reorganized as a Delaware corporation and changed its name to Celanese Corporation. BCP Crystal, at its discretion, may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, Celanese Holdings holds indirectly, and BCP Crystal holds directly, 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, Celanese Holdings and BCP Crystal hold, indirectly, all of the outstanding common stock of CAG held by the Purchaser and all of the wholly owned subsidiaries of Celanese Holdings that guarantee BCP Caylux's obligations under the senior credit facilities and guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 on an unsecured senior subordinated basis. See Notes 3 and 9 to the Unaudited Interim Consolidated Financial Statements (as defined below).

The unaudited interim consolidated financial statements of the Successor for the three months ended March 31, 2005, and the unaudited interim consolidated financial statements of the Predecessor for the three months ended March 31, 2004 contained in this Quarterly Report (collectively, the "Unaudited Interim Consolidated Financial Statements") were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for all periods presented. The Unaudited Interim Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. The results of the Successor are not comparable to the results of the Predecessor due to the differences in the basis of presentation of purchase accounting as compared to historical cost.

CAG is a foreign private issuer and previously filed its consolidated financial statements as of December 31, 2003 and 2002 in its Annual Report on Form 20-F. CAG changed its fiscal year end to September 30 and filed its consolidated financial statements as of September 30, 2004 and for the nine months then ended in its 2004 Annual Report on Form 20-F. In accordance with German law, the reporting currency of the CAG consolidated financial statements is the euro. As a result of the Purchaser's acquisition of voting control of CAG, the financial statements of CAG contained in this document are reported in U.S. dollars to be consistent with our reporting requirements. For CAG's reporting requirements, the euro continues to be the reporting currency.

In the preparation of other information included in this document, euro amounts have been translated into U.S. dollars at the applicable historical rate in effect on the date of the relevant event or period. For purposes of prospective information, euro amounts have been translated into U.S. dollars using the rate in effect on March 31, 2005. Our inclusion of this information is not meant to suggest that the euro amounts actually represent such dollar amounts or that such amounts could have been converted into U.S. dollars at any particular rate, if at all.

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

AO Plus™, BuyTiconaDirect™, CelActiv®, Celanex®, Celcon®, Celstran®, Celvolit®, Compel®, GUR®, Hoecat®, Hostaform®, Impet®, Impet-HI®, Mowilith®, Nutrinova® DHA, Riteflex®, Sunett®, Topas®, Vandar®, VAntage™, Vectra®, Vectran®, Vinamul®, Elite®, Duroset® and certain other products and services that may be named in this document are registered trademarks and service marks of CAG. Fortron® is a registered trademark of Fortron Industries, a venture of the Company.

Special Note Regarding Forward-Looking Statements

Investors are cautioned that the forward-looking statements contained in this Quarterly Report involve both risk and uncertainty. Many important factors could cause actual results to differ materially from those anticipated by these statements. Many of these factors are macroeconomic in nature and are, therefore, beyond our control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements May Prove Inaccurate."

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(in $ millions)
Net sales	1,509	1,243
Cost of sales	(1,125)	(1,002)
Selling, general and administrative expenses	(158)	(137)
Research and development expenses	(23)	(23)
Special charges:
Restructuring, impairment and other special charges	(38)	(28)
Foreign exchange gain (loss), net	3	—
Gain (loss) on disposition of assets.	1	(1)
Operating profit	169	52
Equity in net earnings of affiliates.	15	12
Interest expense	(140)	(6)
Interest income	10	5
Other income (expense), net ..	3	9
Earnings from continuing operations before tax and minority interests	57	72
Income tax provision	(17)	(17)
Earnings from continuing operations before minority interests	40	55
Minority interests	(25)	—
Earnings from continuing operations	15	55
Earnings from discontinued operations:
Loss from operation of discontinued operations ..	—	(5)
Gain on disposal of discontinued operations.	—	14
Income tax benefit	—	14
Earnings from discontinued operations	—	23
Net earnings	15	78

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2005	As of December 31, 2004
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	1,510	838
Receivables
Trade receivables, net — third party and affiliates, net of allowance for doubtful accounts of $22 million as of March 31, 2005 and December 31, 2004:	998	866
Other receivables	555	678
Inventories	641	618
Deferred income taxes	75	71
Other assets	113	86
Assets of discontinued operations	3	2
Total current assets	3,895	3,159
Investments	567	600
Property, plant and equipment, net of accumulated depreciation of $536 million and $446 million as of March 31, 2005 and December 31, 2004, respectively	1,839	1,702
Deferred income taxes	48	54
Other assets	645	739
Goodwill	779	747
Intangible assets, net	396	400
Total assets	8,169	7,401
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	139	144
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	777	722
Other current liabilities	807	888
Deferred income taxes	25	20
Income taxes payable	238	214
Liabilities of discontinued operations	8	7
Total current liabilities	1,994	1,995
Long-term debt	2,949	2,716
Deferred income taxes	230	256
Benefit obligations	987	1,000
Other liabilities	493	510
Minority interests	533	518
Commitments and contingencies
Shareholders' equity:
One share issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,410	837
Retained earnings (deficit)	(172)	(187)
Loan to Shareholder	(227)	(227)
Accumulated other comprehensive income (loss), net	(28)	(17)
Total shareholders' equity	983	406
Total liabilities and shareholders' equity	8,169	7,401

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Loan to Shareholder	Treasury Stock	Total Shareholders' Equity
	(in $ millions)
Predecessor
Balance at December 31, 2003	150	2,714	25	(198)	—	(109)	2,582
Comprehensive income (loss), net of tax:
Net earnings	—	—	78	—	—	—	78
Other comprehensive income (loss):
Unrealized gain on securities (1)	—	—	—	7	—	—	7
Foreign currency translation	—	—	—	(46)	—	—	(46)
Other comprehensive income (loss)	—	—	—	(39)	—	—	(39)
Comprehensive income	—	—	—	—	—	—	39
Amortization of deferred compensation.	—	1	—	—	—	—	1
Balance at March 31, 2004	150	2,715	103	(237)	—	(109)	2,622

Successor
Balance at December 31, 2004 ..	—	837	(187)	(17)	(227)	—	406
Comprehensive income (loss), net of tax:
Net income	—	—	15	—	—	—	15
Other comprehensive income (loss):
Foreign currency translation	—	—	—	(9)	—	—	(9)
Unrealized loss on derivative contracts	—	—	—	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	—	(11)	—	—	(11)
Comprehensive income	—	—	—	—	—	—	4
Indemnification of demerger liability	—	1	—	—	—	—	1
Contribution from Parent	—	572	—	—	—	—	572
Balance at March 31, 2005	—	1,410	(172)	(28)	(227)	—	983

(1)	Net of tax expense of $2 million for the three months ended March 31, 2004.

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(in $ millions)
Operating activities from continuing operations:
Net earnings	15	78
(Earnings) loss from discontinued operations, net	—	(23)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Special charges, net of amounts used	(10)	20
Stock based compensation	—	2
Depreciation	47	69
Amortization of intangibles	16	3
Amortization of deferred financing fees	26	—
Premium on early redemption of debt	55	—
Change in equity of affiliates	21	3
Deferred income taxes	(15)	(12)
(Gain) on disposition of assets, net	(1)	—
Loss (Gain) on foreign currency, net	—	(26)
Minority interest	25	—
Changes in operating assets and liabilities:
Trade receivables, net — third party and affiliates	(125)	(89)
Other receivables	33	(42)
Prepaid expenses	(27)	14
Inventories	(8)	(11)
Trade payables — third party and affiliates	43	(6)
Benefit obligations and other liabilities	(86)	(118)
Income taxes payable	36	38
Other, net	(13)	(7)
Net cash provided by (used in) operating activities	32	(107)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(40)	(44)
Acquisition of CAG shares	(2)	—
Fees associated with acquisition of Vinamul ..	(7)	—
Acquisition of Vinamul	(208)	—
Net proceeds from disposal of discontinued operations	75	139
Proceeds from sale of marketable securities	104	42
Purchases of marketable securities	(27)	(42)
Other, net	—	1
Net cash provided by (used in) investing activities	(105)	96
Financing activities from continuing operations:
Contribution from Parent, net	572	—
Redemption of senior subordinated notes, including related premium	(572)	—
Borrowings under term loan facility	1,135	—
Fees associated with financing	(7)	—
Repayment of floating rate term loan, including related premium	(354)	—
Short-term borrowings (repayments), net	(10)	(16)
Proceeds from other long-term debt	6	—
Payments of other long-term debt	(3)	(27)
Net cash provided by (used in) financing activities	767	(43)
Exchange rate effects on cash ..	(22)	(1)
Net increase (decrease) in cash and cash equivalents ..	672	(55)
Cash and cash equivalents at beginning of period	838	148
Cash and cash equivalents at end of period	1,510	93
Net cash provided by (used in) discontinued operations:
Operating activities	(75)	(139)
Investing activities	75	139
Financing activities	—	—
Net cash provided by (used in) discontinued operations	—	—

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company and Basis of Presentation

Description of the Company

Celanese Holdings LLC ("Celanese Holdings") and its subsidiaries (collectively the "Company" or the "Successor") is a global industrial chemicals company, primarily comprising the former business of Celanese AG and its subsidiaries ("CAG" or the "Predecessor"). The Company's business involves processing chemical raw materials, such as ethylene and propylene, and natural products, including natural gas and wood pulp, into value-added chemicals and chemical-based products.

Basis of Presentation

The results of operations and cash flows and related disclosures for periods prior to April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), the effective date of the acquisition of CAG (the "Effective Date"), are presented as those of the Predecessor. The financial position, results of operations and cash flows and related disclosures subsequent to the Effective Date, are presented as those of the Successor.

The unaudited interim consolidated financial statements of the Successor as of and for the three months ended March 31, 2005 and as of December 31, 2004 reflect the acquisition of CAG under the purchase method of accounting in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company and the Predecessor. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the nine months ended December 31, 2004, as filed with the SEC on Form 10-K.

Operating results for the three months ended March 31, 2005 and March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. The more significant estimates pertain to purchase accounting, allowance for doubtful accounts, inventory allowances, impairments of intangible assets and other long-lived assets, restructuring costs and other special charges, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

The Company has reclassified certain prior period amounts to conform to the current period's presentation.

2.    Acquisition of Celanese AG (the "Acquisition")

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG (the "Purchaser"), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary shares, excluding treasury shares ("CAG Shares"). The CAG Shares were acquired at a price of

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

€32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended December 31, 2004 and the three months ended March 31, 2005, the Purchaser acquired additional CAG Shares for a purchase price of $33 million and $2 million, respectively. As of March 31, 2005 and December 31, 2004, the Purchaser's ownership percentage remained at approximately 84%.

Pro forma information

The following pro forma information for the three months ended March 31, 2004 was prepared as if the Acquisition had occurred as of the beginning of such period:

Three Months Ended March 31, 2004
(in $ millions)
Net sales	1,243
Operating profit	82
Net earnings	41

Pro forma adjustments include adjustments for (1) purchase accounting, including (i) the application of purchase accounting to pension and other postretirement obligations (ii) the application of purchase accounting to property, plant and equipment and intangible assets, (2) adjustments for items directly related to the transaction, including (i) the impact of the additional pension contribution, (ii) fees incurred by the Company related to the Acquisition, and (iii) adjustments to interest expense to reflect the Company's new capital structure, and (3) corresponding adjustments to income tax expense.

The pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition occurred as of the beginning of the period presented, nor is it necessarily indicative of future results.

3.    Domination Agreement and Organizational Restructuring

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the "Domination Agreement") between Celanese AG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of Celanese AG in return for payment of fair cash compensation. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The total amount of funds necessary to purchase all of the remaining CAG Shares as of March 31, 2005, assuming all such shares were tendered on or prior to that date that the Domination Agreement became operative would be at least €340 million. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG Shares. Any minority shareholder who elects not to sell its shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Beginning October 1, 2004, taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment would be €2.89 per share for a full fiscal year. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the three months ended March 31, 2005, a charge of $8 million was recorded in Other income (expense), net for the guaranteed payment.

Beginning October 1, 2004, under the terms of the Domination Agreement, the Purchaser, as the dominating entity, among other things, is required to compensate Celanese AG for any statutory

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

annual loss incurred by Celanese AG, the dominated entity, on a non-consolidated basis, at the end of the fiscal year when the loss was incurred. This obligation to compensate Celanese AG for annual losses will apply during the entire term of the Domination Agreement.

There is no assurance that the Domination Agreement will remain operative in its current form. If the Domination Agreement ceases to be operative, the Company will not be able to directly give instructions to the Celanese AG board of management. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009. However, irrespective of whether a domination agreement is in place between the Company and Celanese AG, under German law Celanese AG is effectively controlled by the Company because of the Company's approximate 84% ownership of the outstanding CAG Shares. The Company does have the ability, through a variety of means, to utilize its controlling rights to, among other things, (1) cause a domination agreement to become operative; (2) use its ability, through its approximately 84% voting power at any shareholders' meetings of Celanese AG, to elect the shareholder representatives on the supervisory board and to thereby effectively control the appointment and removal of the members of the Celanese AG board of management; and (3) effect all decisions that an approximately 84% majority shareholder is permitted to make under German law. The controlling rights of the Company constitute a controlling financial interest for accounting purposes and result in the Company being required to consolidate CAG as of the date of acquisition.

Organizational Restructuring

In October 2004, Celanese Holdings and certain of its subsidiaries completed an organizational restructuring (the "Organizational Restructuring") pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of Celanese AG, to BCP Caylux Holdings Luxembourg S.C.A ("BCP Caylux"), which resulted in BCP Caylux owning 100% of the equity of CAC and, indirectly, all of its assets, including subsidiary stock. This transfer was affected by CAG selling all outstanding shares in CAC for a €291 million note. This note eliminates in consolidation.

Following the transfer of CAC to BCP Caylux, (1) Celanese Holdings contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal US Holdings Corp. ("BCP Crystal") in exchange for all outstanding capital stock of BCP Crystal and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the senior subordinated notes. BCP Crystal, at its discretion, may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, BCP Crystal holds 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the outstanding common stock of Celanese AG held by the Purchaser and all of the wholly owned subsidiaries of the Company that guarantee BCP Caylux's obligations under the senior credit facilities guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 (see Note 9) on an unsecured senior subordinated basis.

4.    Celanese Corporation Initial Public Offering and Concurrent Financings

In January 2005, Celanese Corporation, the ultimate parent of Celanese Holdings, completed an initial public offering of Series A common stock and convertible perpetual preferred stock for net proceeds of $985 million. Celanese Corporation contributed $572 million of the net proceeds to the Company, through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company's senior subordinated notes, which includes an early redemption premium of $51 million.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million floating rate term loan, which excludes a $4 million early redemption premium, and $200 million of which was used as the primary financing for the February 2005 acquisition of the Vinamul business (see Notes 6 and 9). In April and May 2005, the Company declared and paid $578 million of the net proceeds to its ultimate Parent, Celanese Corporation, through Crystal US Holdings 3 L.L.C., in the form of dividends.

5.    Accounting Changes and New Accounting Pronouncements

Accounting Changes in 2004

During 2004, the Predecessor changed its inventory valuation method of accounting for its US subsidiaries from the LIFO method to the FIFO method to conform to the Successor's accounting policy. The Predecessor's financial statements have been restated to reflect this change.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, Other than Temporary Impairment, which outlines the basic model to be used to evaluate whether an investment is impaired and sets the disclosure requirements for such investments. EITF Issue No. 03-1 is to be applied prospectively in periods beginning after June 15, 2004. The Company has applied the provisions of EITF Issue No. 03-01 in the current reporting period with no material impact on the Company's financial position or results of operations and cash flows for the three months ended March 31, 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was signed into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 31, 2004, as permitted by FASB Staff Position ("FSP") 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company deferred accounting for the effects of the Act in the measurement of its Accumulated Postretirement Benefit Obligation (APBO) and the effect to net periodic postretirement benefit costs. Specific guidance with respect to accounting for the effects of the Act was issued in FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and the Company has adopted the provisions of FSP No. 106-2 as of the Effective Date, and included any impact in the overall measurement of the liabilities of the U.S. postretirement medical plans in purchase accounting.

Recent Accounting Pronouncements

In March 2005, the FASB issued FSP No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003). FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit interest in a variable interest entity or potential variable interest entity when specific conditions exist. The provisions of FSP FIN 46(R)-5 are applicable for reporting periods beginning after March 3, 2005 (the Company's fiscal quarter ending June 30, 2005). The Company has not yet determined the impact of adopting FSP FIN 46(R)-5, if any, on its consolidated financial statements and related disclosures.

In March 2005, FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 ("FIN No. 47"). FIN No. 47 provides guidelines as to when a company is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is still assessing the impact of FIN No. 47 on its future results of operations and financial position.

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

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123R"), which requires that the cost from all share-based payment transactions be recognized in the financial statements. The SEC has deferred SFAS No. 123R until the first annual period beginning after June 15, 2005. Accordingly, the Company intends to comply with SFAS No. 123R beginning with the fiscal year commencing January 1, 2006. The Company is currently evaluating the potential impact of SFAS No. 123R, although it is anticipated that the adoption will have a negative impact on results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4 ("SFAS No. 151"), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of SFAS No. 151 on its future results of operations and financial position.

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

6.    Acquisitions, Divestitures and Ventures

Acquisitions:

On April 6, 2004, the Company acquired CAG (See Notes 1 and 2).

In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC ("ICI") for $208 million. The Vinamul product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for 15 years, and the pricing is based on market and other negotiated terms. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Note 9). Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company's results of operations.

On October 27, 2004, the Company agreed to acquire Acetex for approximately $261 million and the assumption by the Company of debt owed by Acetex, valued at approximately $231 million. On January 12, 2005, the Acetex shareholders approved the transaction. Presently, Acetex has two primary businesses—its Acetyls business and its Specialty Polymers and Films business. Closing of the acquisition is dependent upon regulatory approvals and other customary conditions. There can be no assurances that this transaction will be consummated. In connection with the funding of this proposed acquisition, the Company expects to borrow $242 million under the delayed draw acquisition facility provided for in the amended and restated senior credit facilities (See Note 9).

Divestitures:

In February 2004, the Predecessor sold its acrylates business to The Dow Chemical Company ("Dow") for a sales price of approximately $149 million, which resulted in a pre-tax gain of approximately $14 million in the three months ended March 31, 2004. Dow acquired the Predecessor's acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements, the Company provides certain contract manufacturing services to Dow, and Dow supplies acrylates to the Company for use in its emulsions production. Simultaneous with the sale, the Predecessor repaid an unrelated obligation of $95 million to Dow. The acrylates business was part of the Predecessor's Chemical business. As a result of this transaction, the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility as well as the gain recorded on the sale are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

Discontinued operations of Chemical Products for the three months ended March 31, 2004 had net sales of $21 million and an operating loss of $5 million.

Ventures:

In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, Pemeas GmbH, which was formed in order to advance the commercialization of the Company's fuel cell technology. Pemeas GmbH is considered a variable interest entity as defined under FIN No. 46, The Company is deemed the primary beneficiary of this variable interest entity and, accordingly, consolidates this entity in its consolidated financial statements. In December 2004, the Company approved a plan to dispose of the Company's ownership interest in Pemeas GmbH.

7.    Inventories

	As of March 31, 2005	As of December 31, 2004
	(in $ millions)
Finished goods	480	470
Work-in-process	28	26
Raw materials and supplies	133	122
Total Inventories	641	618

As a result of the acquisition of Vinamul (see Note 6), the Company acquired inventory with a fair value of $24 million, which includes $1 million in capitalized manufacturing profit in inventory. The inventory was subsequently sold during the three months ended March 31, 2005.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    Intangible Assets

Goodwill

	Chemical Products	Acetate Products	Ticona	Performance Products	Total
	(in $ millions)
Predecessor
Carrying value of goodwill as of December 31, 2003	568	161	343	—	1,072
Exchange rate changes	(2)	(1)	—	—	(3)
Carrying value of goodwill as of March 31, 2004	566	160	343	—	1,069

Successor
Carrying value of goodwill as of December 31, 2004	193	180	290	84	747
Acquisition of Vinamul Polymers	27	—	—	—	27
Acquisition of additional CAG shares	1	—	1	—	2
Exchange rate changes	1	—	1	1	3
Carrying value of goodwill as of March 31, 2005	222	180	292	85	779

In connection with the acquisition of Vinamul (see Note 6), the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed primarily based on the historical cost of the business acquired. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill, and is preliminarily estimated to be $27 million at March 31, 2005. The Company is in the process of determining the fair value of all assets acquired and liabilities assumed. The Company expects to finalize the purchase accounting for this transaction in 2005.

In connection with the acquisition of Vinamul Polymers, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, and as of March 31, 2005, has not recorded any liabilities associated with these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs and such amounts could be material.

Other Intangible Assets

	As of March 31, 2005	As of December 31, 2004
	(in $ millions)
Trademarks and tradenames	75	68
Customer related intangible assets	365	365
Developed technology	9	9
Total intangible assets, gross	449	442

Less: accumulated amortization	(53)	(42)
Total intangible assets, net	396	400

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended March 31, 2005 and March 31, 2004 totaled $12 million and $2 million, respectively.

In connection with the acquisition of Vinamul, the Company entered into a five-year non-compete agreement with the seller. The contract has a preliminary fair value of $10 million. As the Company has not finalized its purchase price allocation, this amount could change based on final valuations. In addition, other intangible assets may be identified.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.    Debt

	As of March 31, 2005	As of December 31, 2004
	(in $ millions)
Short-term borrowings and current installments of long-term debt
Current installments of long-term debt	25	15
Short-term borrowings from Affiliates	114	128
Other	—	1
Total short-term borrowings and current installments of long-term debt	139	144
Long-term debt
Senior Credit Facilities:
Term loan facility	1,750	624
Floating Rate Term Loan, due 2011	—	350
Senior Subordinated Notes 9.625%, due 2014	800	1,231
Senior Subordinated Notes 10.375%, due 2014	169	272
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2018	44	49
Other borrowings	6	—
Subtotal	2,974	2,731
Less: Current installments of long-term debt	25	15
Total long-term debt	2,949	2,716

In the three months ended March 31, 2005, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of these proceeds, coupled with the proceeds from the initial public offering, were used to repay a $350 million floating rate term loan and redeem $521 million of senior subordinated notes, excluding early redemption premiums of $4 million and $51 million, respectively. In addition, $200 million was used to finance the February 2005 acquisition of the Vinamul business.

Under the amended and restated facilities, the term loan facility increased to $1,750 million (including €275 million), which matures in 2011. In addition, there is a $242 million delayed draw facility which when drawn will be added to the existing term loan facility. This delayed draw facility can only be used to finance the proposed acquisition of Acetex or to purchase the remaining outstanding CAG Shares. The Company expects to use this delayed draw facility to finance the proposed acquisition of Acetex.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In January 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. The $228 million credit-linked revolving facility, which matures in 2009, includes borrowing capacity available for letters of credit. As of March 31, 2005, there were $214 million of letters of credit issued under the credit-linked revolving facility. As of March 31, 2005, $614 million remained available for borrowing under the revolving credit

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facilities (taking into account letters of credit issued under the credit-linked revolving credit facility). As of May 12, 2005, there were no amounts outstanding under the revolving credit facility, which matures in 2009.

The Company is in compliance with all of its covenant agreements as of March 31, 2005.

Interest expense

For the three months ended March 31, 2005, the Successor recorded interest expense of $140 million, which includes amortization of deferred financing costs of $26 million, of which $23 million related to accelerated amortization of deferred financing costs and early redemption premiums associated with the partial redemption of the senior subordinated notes and floating rate term loan, as well as $55 million in early redemption premiums paid associated with this partial redemption.

10.    Benefit Obligations

The components of net periodic benefit costs recognized and contributions made to the pension plans and benefit payments made to other postretirement obligations participants are as follows:

	Defined Benefit Obligations		Other Postretirement Obligations
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
		(in $ millions)
Components of net periodic benefit cost for the
Service cost	10	9	1	1
Interest cost	45	40	6	6
Expected return on plan assets	(49)	(40)	—	—
Amortization of prior service cost	—	1	—	(1)
Recognized actuarial loss	—	6	—	2
Curtailment gain	—	—	(1)	—
Net periodic benefit cost	6	16	6	8

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $7 million to its defined benefit pension plans in 2005. As ofMarch 31, 2005, $2 million of contributions have been made. The Company presently anticipates contributing an additional $5 million to fund its defined benefit pension plans in 2005 for a total of $7 million.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to make benefit payments of $47 million to its other postretirement benefit plans. As of March 31, 2005, $10 million of benefit payments have been made. The Company presently anticipates contributing an additional $31 million to fund its other postretirement benefit plans in 2005 for a total of $41 million.

Contributions to the defined contribution plans are based on specified percentages of employee contributions and they aggregated $4 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.

In connection with the acquisition of CAG, the Purchaser agreed to pre-fund $463 million of certain pension obligations. During the nine months ended December 31, 2004, $409 million was pre-funded to the Company's pension plans. The Company contributed the remaining $54 million that the Purchaser agreed to prefund, as well as an additional $9 million to the non-qualified pension plan's rabbi trusts during the three months ended March 31, 2005.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.    Shareholders' Equity

The capital structure of the Company consists of one class of $0.01 par value ordinary shares. At March 31, 2005 and December 31, 2004, there was one share issued and outstanding to Crystal US Holdings 3 L.L.C., the Company's sole shareholder.

12.    Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

Plumbing Actions

CNA Holdings, Inc. ("CNA Holdings"), a U.S. subsidiary of the Company, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company ("Shell"), E.I. DuPont de Nemours and Company ("DuPont") and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings' exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.

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

Developments under these matters are as follows:

•	Dilday, et al. v. Hoechst Celanese Corporation, et al.—Weakley County, Tennessee 27th Judicial Chancery Court. Class certification of recreational vehicle owners was denied in July 2001, and cases are proceeding on an individual basis.

•	Shelter General Insurance Co., et al. v. Shell Oil Company, et al.—Weakley County, Tennessee Chancery Court. In April 2000, the U.S. District Court for the District of New Jersey denied class certification for a putative class action (of insurance companies with respect to subrogation claims). The plaintiffs' appeal to the Third Circuit Court of Appeals was denied in July 2000, and the case was subsequently dismissed. In September 2000, a similar putative class action seeking certification of the same class that was denied in the New Jersey matter was filed in Tennessee state court. The Tennessee court denied certification in March 2002, and plaintiffs are attempting an appeal. Cases are continuing on an individual basis.

•	Tom Tranter v. Shell Oil Company, et al.—Ontario Court, General Division; Gariepy, et al. v. Shell Oil Company, et al.—Ontario Court, General Division. These matters, which the Court consolidated, were denied class certification but are currently on appeal. Dupont and Shell have each settled these matters, as well as the Couture and Furlan matters below. Their settlement agreements have been approved by the Court. CNA Holdings is the only defendant remaining in this lawsuit.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•	Richard Couture, et al. v. Shell Oil Company, et al.—Superior Court, Providence of Quebec; Furlan v. Shell Oil Company, et al.—British Columbia Supreme Court, Vancouver Registry. Dupont and Shell have each settled these matters, as noted above. CNA Holdings is the only defendant remaining in these lawsuits. They are "on hold" pending the outcome of the appeal in the Tranter and Gariepy matters above, as in Canadian practice, Ontario tends to be the "lead jurisdiction" in such cases.

•	Howard, et al. v. Shell Oil Company, et al.—9th Judicial Circuit Court of Common Pleas, Charleston County, South Carolina; Viera, et al. v. Hoechst Celanese Corporation, et al.—11th Judicial Circuit Court, Dade County, Florida; Fry, et al. v. Hoechst Celanese Chemical Group, Inc., et al.—5th Judicial Circuit Court, Marion County, Florida. Certification has been denied in these putative class actions pending in South Carolina and Florida state courts. The Plaintiff's petition to appeal the Howard matter to the United States Supreme Court was denied in late September 2004, and CNA Holdings' motion to dismiss has been granted. Although plaintiffs in Viera and Fry subsequently sought to bring actions individually, they were dismissed, and their appeal was denied.

•	Richard, et al. v. Hoechst Celanese Chemical Group, Inc., et al.—U.S. District Court for the Eastern District of Texas, Texarkana Division. The court denied certification of a putative class action in March 2002, and the Fifth Circuit Court has upheld the dismissal. The plaintiff's petition to appeal to the United States Supreme Court was denied in late September 2004.

•	St. Croix Ltd., et al. v. Shell Oil Company, et al.—Virgin Islands Territorial Court, St. Croix Division. The court in a putative class action denied certification to a U.S. territories-wide class and dismissed CNA Holdings on jurisdictional grounds. Plaintiffs are seeking reconsideration of those rulings.

•	Vickers, et al. v. Shell Oil Company, et al.—U.S. District Court—Northern District of Indiana. A putative nationwide class action was filed in federal court in December 2002 against, among others, CNA Holdings and Shell. CNA Holding's motion to dismiss this lawsuit was granted in December 2003. The plaintiffs' appeal to the 7th Circuit of Appeals in January 2004 was dismissed.

In order to reduce litigation expenses and to provide relief to qualifying homeowners, in November 1995, CNA Holdings, DuPont and Shell Oil Company entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies have agreed to fund these replacements and reimbursements up to $950 million. As of March 31, 2005, the funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately 5 jurisdictions not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

In February 2005, CNA Holdings reached a settlement agreement through mediation with another insurer, pursuant to which the insurer paid CNA Holdings $44 million in exchange for the release of certain claims against the policy with the insurer. This amount was recorded as a reduction of goodwill as of December 31, 2004 and was received during the three months ended March 31, 2005.

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At March 31, 2005, the Company has remaining accruals of $72 million for this matter, of which $10 million is included in current liabilities. Management believes that the plumbing actions are adequately provided for in the Company's financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. No assurance can be given that the Company's litigation reserves will be adequate or that these reserves will fully recover claims under the Company's insurance policies.

The Company has reached settlements with CNA Holdings' insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company's insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of March 31, 2005, the Company has $31 million of receivables related to a settlement with an insurance carrier. This receivable is discounted and recorded within Other assets as it will be collected over the next three years.

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

Nutrinova and Hoechst have cooperated with the European Commission since 1998 in connection with matters relating to the sorbates industry. In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry, and in early January 2003, the European Commission served Hoechst, Nutrinova and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd., The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138.4 million ($179 million), of which €99 million ($128 million) was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission's finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst's favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission's decision in December 2003, and that appeal is still pending.

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

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $138 million. This amount is included in current liabilities at March 31, 2005 for the estimated loss relative to this matter. Although the outcome of this matter cannot be predicted with certainty, management's best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of March 31, 2005 is between $0 and $9 million. The estimated range of such possible future losses is management's best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80 percent of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of March 31, 2005, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $111 million. Although the outcome of the foregoing proceedings and claims cannot be predicted with certainty, the Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

aggregate, have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

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

Shareholder Litigation

CAG is a defendant in nine consolidated actions brought by minority shareholders during August 2004 in the Frankfurt District Court (Landgericht).

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

Further, on August 2, 2004, two minority shareholders instituted public register proceedings with the Königstein local court (Amtsgericht) and the Frankfurt district court, both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting, an alleged undercapitalization of the Purchaser and Blackstone and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and the claimants must pursue their claims through ordinary court proceedings.

Based upon information available as of March 31, 2005, the outcome of the foregoing proceedings cannot be predicted with certainty. Except for certain challenges on limited grounds, the time period to bring forward challenges has expired.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. Several minority shareholders of CAG had initiated special award proceedings seeking court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. This could reduce the funds the Purchaser can make available to

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Celanese Holdings and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. However, the court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. The dismissal has been appealed.

In February 2005, a minority shareholder also brought a lawsuit against the Purchaser, as well as a former member of CAG's board of management and a former member of CAG's supervisory board, in the Frankfurt District Court. Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Acquisition and seeks compensation for damages suffered as a consequence of tendering such shares.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention.

These known obligations include the following:

Demerger Obligations

The Company has obligations to indemnify Hoechst for various liabilities under the Demerger Agreement as follows:

•	The Company agreed to indemnify Hoechst for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

The Company's obligation to indemnify Hoechst is subject to the following thresholds:

•	The Company will indemnify Hoechst against those liabilities up to €250 million (approximately $325 million);

•	Hoechst will bear those liabilities exceeding €250 million (approximately $325 million), however the Company will reimburse Hoechst for one-third of those liabilities for amounts that exceed €750 million (approximately $975 million) in the aggregate.

The Company's obligation regarding two agreements has been settled. The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is €750 million (approximately $975 million). Three of the divested agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $46 million as of March 31, 2005, for this contingency. Where the Company is unable reasonably to determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

limitations. The Company has not provided for any reserves associated with this indemnification. Neither the Company nor the Predecessor made any payments to Hoechst in the three months ended March 31, 2005 or 2004, in connection with this indemnification.

Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk.

The Company and the Predecessor have divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to 30 years, the aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of March 31, 2005. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of March 31, 2005, the Company has reserves in the aggregate of $49 million for all such environmental matters.

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

The Company has reserves associated with these product liability claims. See Plumbing Actions above.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from April 1, 2005 to April 30, 2012 is estimated to be approximately $54 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time. However, the Company were to incur additional charges for these matters, such charges may have a material adverse effect on the financial position, results of operations or cash flows of the Company in any given accounting period.

Other Matters

As of the latest practical date, Celanese Ltd. and/or CNA Holdings, Inc., both our U.S. subsidiaries, are defendants in approximately 850 asbestos cases. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

The Company entered into an agreement with Goldman, Sachs & Co. oHG, an affiliate of Goldman, Sachs and Co., on December 15, 2003 (the "Goldman Sachs Engagement Letter"), pursuant to which Goldman Sachs acted as the Company's financial advisor in connection with the tender offer culminating in the Acquisition. Pursuant to the terms of the Goldman Sachs Engagement Letter, in March 2004, Celanese AG paid Goldman Sachs a financial advisory fee equal to $13 million and a discretionary bonus equal to $5 million, upon consummation of the tender offer. In addition, Celanese AG agreed to reimburse Goldman Sachs for all its reasonable expenses and to indemnify Goldman Sachs and related persons for all direct damages arising in connection with Goldman Sachs Engagement Letter.

Under the transaction and monitoring fee agreement/sponsor services agreement, the Company has agreed to indemnify the Advisor and its affiliates and their respective partners, members, directors, officers, employees, agents and representatives for any and all losses relating to services contemplated by these agreements and the engagement of the Advisor pursuant to, and the performance by the Advisor or the services contemplated by, these agreements. The Company has also agreed under the transaction and monitoring fee agreement/sponsor services agreement to reimburse the Advisor and its affiliates for their expenses incurred in connection with the services provided under these agreements or in connection with their ownership or subsequent sale of Celanese Corporation stock (See Note 17).

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    Special Charges

The components of special charges were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(in $ millions)
Employee termination benefits	(2)	(2)
Plant/office closures	(1)	—
Total Restructuring	(3)	(2)
Termination of advisor monitoring services	(35)	—
Advisory services	—	(25)
Other	—	(1)
Total Special Charges	(38)	(28)

The components of the restructuring reserves were as follows:

	Employee Termination Benefits	Plant/Office Closures	Total
	(in $ millions)
Predecessor
Restructuring reserve at December 31, 2003	28	21	49
Restructuring additions	2	—	2
Cash and noncash uses	(5)	(2)	(7)
Restructuring reserve at March 31, 2004	25	19	44

Successor
Restructuring reserve at December 31, 2004	72	14	86
Purchase accounting adjustments	1	—	1
Restructuring additions	2	1	3
Cash and noncash uses	(9)	(2)	(11)
Currency translation adjustments	(1)	—	(1)
Restructuring reserve at March 31, 2005	65	13	78

14.    Stock-based and Other Management Compensation Plans

In December 2004, Celanese Corporation approved a stock incentive plan, a deferred compensation plan, as well as other management incentive programs, which included executive officers and key employees of the Company.

The stock incentive plan allows for the issuance or delivery of up to 16.25 million shares of Celanese Corporation's Series A common stock through stock options and a discounted share program. In January 2005, options were initially granted at an exercise price equal to the initial public offering price. The options have a ten-year term with vesting terms pursuant to a schedule, with no vesting to occur later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. Of the 11.1 million stock options granted, 9.3 million are non-compensatory. The remaining 1.8 million options are subject to variable plan accounting. Compensation expense related to these options was not material for the three months ended March 31, 2005. No options were forfeited or exercised during the three months ended March 31, 2005.

In December 2004, Celanese Corporation granted rights to the Company's executive officers and key employees to purchase up to 1,797,386 shares of Celanese Corporation's Series A common stock

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

at a discount of $8.80 per share. During the three months ended March 31, 2005, 1,613,317 shares have been purchased. As a result of this discounted share offering, the Company recorded a pre-tax non-cash charge of $14 million, with a corresponding adjustment to additional paid-in capital within shareholders' equity during 2004.

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

For the three months ended March 31, 2004, the Predecessor accounted for stock options and similar equity instruments under the fair value method, which requires compensation cost to be measured at the grant date based on the value of the award.

The fair value of options granted in the three months ended March 31, 2005 under Celanese Corporation's stock incentive plan was estimated at the date of grant using the Black Scholes option pricing model. The following weighted average assumptions were used:

Risk free interest rate	3.9%
Estimated life in years	6.7
Dividend yield	0.75%
Volatility	26%

The weighted average fair value of options granted was $5.21 per option.

The following table illustrates the effect on net earnings (loss) if the Successor had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

Net Earnings
(in $ millions)
Net earnings, as reported	15
Less: stock-based compensation under SFAS No. 123	(2)
Pro forma net earnings	13

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.    Income Taxes

Income taxes for the three months ended March 31, 2005 and 2004, are recorded based on the estimated annual effective tax rate. As of March 31, 2005, the estimated annualized tax rate for 2005 is 29%, which is slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes the expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. The Predecessor had an effective tax rate of 24% for the three months ended March 31, 2004, compared to the German statutory rate of 40%, which was primarily affected by earnings in low tax jurisdictions.

16.    Business Segments

	Chemical Products	Acetate Products	Ticona	Performance Products	Total Segments	Reconciliation	Consolidated
				(in $ millions)
Successor
For the three months ended March 31, 2005
Sales to external customers	1,015	196	239	47	1,497	12	1,509
Inter-segment revenues	29	—	—	—	29	(29)	—
Operating profit	177	20	39	13	249	(80)	169
Earnings from continuing operations before tax and minority interests	193	20	51	12	276	(219)	57
Depreciation and amortization	34	9	15	3	61	2	63
Capital expenditures	18	5	14	2	39	1	40

Predecessor
For the three months ended March 31, 2004
Sales to external customers	789	172	227	44	1,232	11	1,243
Inter-segment revenues	29	—	—	—	29	(29)	-
Operating profit	65	9	31	11	116	(64)	52
Earnings from continuing operations before tax and minority interests	64	9	45	11	129	(57)	72
Depreciation and amortization	39	13	16	2	70	2	72
Capital expenditures	15	8	20	—	43	1	44

17.    Related Party Transactions

Upon closing of the Acquisition, the Company and Celanese Corporation entered into a transaction and monitoring fee agreement with Blackstone Management Partners (the "Advisor"), an affiliate of the Blackstone Group (the "Sponsor"). Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates in connection with any specific acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid $10 million to the Advisor for the 2005 monitoring fee. The transaction based agreement remains in effect.

In connection with the acquisition of Vinamul, the Company paid the Advisor a fee of $2 million, which was included in the computation of the purchase price for the acquisition. In connection with the proposed acquisition of Acetex, the Company paid the Advisor an initial fee of $1 million, which is included in Other assets. Additional fees will become due and payable to the Advisor upon the successful completion of this acquisition.

18.    Consolidating Guarantor Financial Information

The following unaudited consolidating financial information is presented in the provided form because: (i) the Issuer (prior to the completion of the Organizational Restructuring, BCP Caylux, and subsequent to the Organizational Restructuring, BCP Crystal) is a 100% owned subsidiary of the Parent Guarantor (Celanese Holdings LLC); (ii) the guarantees are considered to be full and unconditional, that is if the Issuer fails to make a scheduled payment, the Parent Guarantor and the subsidiary guarantors are obligated to make the scheduled payment immediately and, if they do not, any holder of the notes may immediately bring suit directly against the Parent Guarantor and the subsidiary guarantors for payment of all amounts due and payable, and (iii) the guarantees are joint and several. Separate financial statements and other disclosures concerning the guarantors are not presented because management does not believe that such information is material to investors.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Three Months Ended March 31, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	736	1,049	(276)	1,509
Cost of sales	—	—	(603)	(798)	276	(1,125)
Selling, general and administrative expenses	—	(10)	(74)	(74)	—	(158)
Research and development expenses	—	—	(9)	(14)	—	(23)
Special charges:
Restructuring, impairment and other special charges	—	(35)	(2)	(1)	—	(38)
Foreign exchange gain (loss), net	—	3	—	—	—	3
Gain on disposition of assets	—	—	1	—	—	1
Operating profit (loss)	—	(42)	49	162	—	169

Equity in net earnings of affiliates	93	24	56	7	(165)	15
Interest expense	—	(133)	(32)	(14)	39	(140)
Interest income	—	35	2	12	(39)	10
Other income (expense), net	—	(17)	(1)	21	—	3
Earnings (loss) from continuing operations before tax and minority interests	93	(133)	74	188	(165)	57

Income tax provision	—	—	(2)	(15)	—	(17)

Earnings (loss) from continuing operations before minority interests	93	(133)	72	173	(165)	40

Minority interests	—	—	—	(25)	—	(25)

Net earnings (loss)	93	(133)	72	148	(165)	15

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Predecessor
	For the Three Months Ended March 31, 2004
	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	584	875	(216)	1,243
Cost of sales	(488)	(730)	216	(1,002)
Selling, general and administrative expenses	(62)	(75)	—	(137)
Research and development expenses	(10)	(13)	—	(23)
Special charges
Restructuring, impairment and other special charges	(2)	(26)	—	(28)
Foreign exchange gain (loss)	1	(1)	—	—
Loss on disposition of assets	(1)	—	—	(1)

Operating profit	22	30	—	52
Equity in net earnings of affiliates	28	(391)	375	12
Interest expense	(13)	—	7	(6)
Interest income	1	11	(7)	5
Other income (expense), net	—	9	—	9

Earnings (loss) from continuing operations before tax	38	(341)	375	72

Income tax provision	(2)	(15)	—	(17)

Earnings (loss) from continuing operations	36	(356)	375	55

Earnings from discontinued operations	23	—	—	23

Net earnings (loss)	59	(356)	375	78

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	Successor
	As of March 31, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	409	82	1,019	—	1,510
Receivables, net:
Trade receivables, net — third party and affiliates	—	—	273	725	—	998
Other receivables	—	1,141	208	696	(1,490)	555
Inventories	—	—	259	382	—	641
Deferred income taxes	—	—	68	7	—	75
Other assets	—	2	85	26	—	113
Assets of discontinued operations	—	—	3	—	—	3
Total current assets	—	1,552	978	2,855	(1,490)	3,895
Investments	1,269	928	1,840	468	(3,938)	567
Property, plant and equipment, net	—	—	897	942	—	1,839
Deferred income taxes	—	—	—	48	—	48
Other assets	—	1,156	267	512	(1,290)	645
Goodwill	—	71	880	897	(1,069)	779
Intangible assets, net	—	—	122	274	—	396
Total assets	1,269	3,707	4,984	5,996	(7,787)	8,169
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	17	1,197	124	(1,199)	139
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	—	3	289	485	—	777
Other current liabilities	—	28	262	808	(291)	807
Deferred income taxes	—	—	—	25	—	25
Income taxes payable	—	—	50	188	—	238
Liabilities of discontinued operations	—	—	8	—	—	8
Total current liabilities	—	48	1,806	1,630	(1,490)	1,994
Long-term debt	—	2,701	1,078	460	(1,290)	2,949
Deferred income taxes	—	—	—	230	—	230
Benefit obligations	—	—	873	114	—	987
Other liabilities	—	45	231	217	—	493
Minority interests	—	—	—	533	—	533
Commitments and contingencies
Shareholders' equity	1,269	913	996	2,812	(5,007)	983
Total liabilities and shareholders' equity	1,269	3,707	4,984	5,996	(7,787)	8,169

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	Successor
	As of December 31, 2004
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors(1)	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	6	127	705	—	838
Receivables, net:
Trade receivables, net — third party and affiliates	—	—	202	664	—	866
Other receivables	—	934	263	981	(1,500)	678
Inventories	—	—	259	359	—	618
Deferred income taxes	—	—	68	3	—	71
Other assets	—	2	36	48	—	86
Assets of discontinued operations	—	—	2	—	—	2
Total current assets	—	942	957	2,760	(1,500)	3,159
Investments	742	327	1,851	483	(2,803)	600
Property, plant and equipment, net	—	—	749	953	—	1,702
Deferred income taxes	—	—	—	54	—	54
Other assets	—	1,194	264	583	(1,302)	739
Goodwill	—	69	891	856	(1,069)	747
Intangible assets, net	—	—	115	285	—	400
Total assets	742	2,532	4,827	5,974	(6,674)	7,401
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	79	1,138	142	(1,215)	144
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	—	1	272	449	—	722
Other current liabilities	—	21	330	822	(285)	888
Deferred income taxes	—	—	—	20	—	20
Income taxes payable	—	—	50	164	—	214
Liabilities of discontinued operations	—	—	7	—	—	7
Total current liabilities	—	101	1,797	1,597	(1,500)	1,995
Long-term debt	—	2,472	1,074	472	(1,302)	2,716
Deferred income taxes	—	—	—	256	—	256
Benefit obligations	—	—	882	118	—	1,000
Other liabilities	—	57	235	218	—	510
Minority interests	—	—	—	518	—	518
Commitments and contingencies
Shareholders' equity (deficit)	742	(98)	839	2,795	(3,872)	406
Total liabilities and shareholders' equity (deficit)	742	2,532	4,827	5,974	(6,674)	7,401

(1)	Included in Non-Guarantors are purchase accounting adjustments related to the Acquisition of CAG (see Note 2), which will be pushed down to legal entities when the purchase price allocation is complete.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

	Successor
	For the Three Months Ended March 31, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	—	(313)	111	234	—	32
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(17)	(23)	—	(40)
Acquisition of CAG shares	—	—	—	(2)	—	(2)
Investment in Subsidiaries	(572)	572	—	—	—	—
Fees associated with the acquisition of Vinamul	—	—	(5)	(2)	—	(7)
Acquisition of Vinamul	—	(56)	(134)	(18)	—	(208)
Net proceeds from disposal of discontinued operations	—	—	—	75	—	75
Proceeds from sale of marketable securities	—	—	1	103	—	104
Purchases of marketable securities	—	—	(1)	(26)	—	(27)
Other, net	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(572)	516	(156)	107	—	(105)
Financing activities from continuing operations:
Contribution from Parent, net	572	—	—	—	—	572
Redemption of senior subordinated notes, including related premium	—	(572)	—	—	—	(572)
Borrowings under term loan facility	—	1,135	—	—	—	1,135
Fees associated with financing	—	(7)	—	—	—	(7)
Repayment of floating rate term loan, including related premium	—	(354)	—	—	—	(354)
Short-term borrowings (repayments), net	—	—	—	(10)	—	(10)
Proceeds from other long-term debt	—	—	—	6	—	6
Payments of other long-term debt	—	(2)	—	(1)	—	(3)
Net cash provided by (used in) financing activities	572	200	—	(5)	—	767
Exchange rate effects on cash	—	—	—	(22)	—	(22)
Net increase (decrease) in cash and cash equivalents	—	403	(45)	314	—	672
Cash and cash equivalents at beginning of period	—	6	127	705	—	838
Cash and cash equivalents at end of period	—	409	82	1,019	—	1,510
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	—	(75)		(75)
Investing activities	—	—	—	75	—	75
Net cash provided by (used in) discontinued operations	—	—	—	—	—	—

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Predecessor
	For the Three Months Ended March 31, 2004
	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	(144)	37	—	(107)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(21)	(23)	—	(44)
Net proceeds from disposal of discontinued operations	134	5	—	139
Proceeds from sale of marketable securities	3	39	—	42
Purchases of marketable securities	(1)	(41)	—	(42)
Other, net	—	1	—	1
Net cash provided by (used in) investing activities	115	(19)	—	96
Financing activities from continuing operations:
Short-term borrowings (repayments), net	—	(16)	—	(16)
Payments of other long-term debt	(25)	(2)	—	(27)
Net cash provided by (used in) financing activities	(25)	(18)	—	(43)
Exchange rate effects on cash	—	(1)	—	(1)
Net decrease in cash and cash equivalents	(54)	(1)	—	(55)
Cash and cash equivalents at beginning of period	83	65	—	148
Cash and cash equivalents at end of period	29	64	—	93
Net cash provided by (used in) discontinued operations:
Operating activities	(134)	(5)	—	(139)
Investing activities	134	5	—	139
Net cash provided by (used in) discontinued operations	—	—	—	—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and the results of operations of Celanese Holdings LLC and its subsidiaries (collectively the "Company" or the "Successor") together with the Unaudited Interim Consolidated Financial Statements and the notes to those financial statements, which were prepared in accordance with U.S. GAAP and with the Celanese Holdings LLC and its subsidiaries consolidated financial statements for the nine months ended December 31, 2004, as filed with the Securities Exchange Commission on Form 10-K.

The following discussion and analysis of financial condition and results of operations cover periods prior and subsequent to the acquisition of Celanese AG and its subsidiaries (collectively "CAG" or the "Predecessor"). Accordingly, the discussion and analysis of historical periods prior to the acquisition do not reflect the significant impact that the acquisition of CAG has had and will have on the Successor, including increased leverage and liquidity requirements as well as purchase accounting adjustments. In addition, investors are cautioned that the forward-looking statements contained in this section involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Information" located at the end of this section.

Reconciliation of Non-U.S. GAAP Measures: Management believes that using non-U.S. GAAP financial measures to supplement U.S. GAAP results is useful to investors because such use provides a more complete understanding of the factors and trends affecting the business other than disclosing U.S. GAAP results alone. In this regard, we disclose net debt, which is a non-U.S. GAAP financial measure. Net debt is defined as total debt less cash and cash equivalents. Management uses net debt to evaluate the capital structure. Net debt is not a substitute for any U.S. GAAP financial measure. In addition, the calculation of net debt contained in this report may not be consistent with that of other companies. The most directly comparable financial measure presented in accordance with U.S. GAAP in our financial statements for net debt is total debt. For a reconciliation of net debt and total debt, see "Financial Highlights" below.

Basis of Presentation

Impact of the Acquisition of Celanese AG

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG (the "Purchaser"), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary shares, excluding treasury shares ("CAG Shares"). The ordinary shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended December 31, 2004 and the three months ended March 31, 2005, the Purchaser acquired additional CAG Shares for a purchase price of $33 million and $2 million, respectively. As the additional shares acquired primarily represented exercised employee stock options, the Purchaser's ownership percentage remained at approximately 84% as of December 31, 2004 and March 31, 2005.

We accounted for the acquisition of CAG using the purchase method of accounting and, accordingly, this resulted in a new basis of accounting. The purchase price was allocated based on the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed are reflected at fair value for the approximately 84% portion acquired and at CAG historical basis for the remaining approximate 16%. The excess of the total purchase price over the fair value of the net assets acquired at closing was allocated to goodwill, and this indefinite lived asset is subject to an annual impairment review. During the three months ended March 31, 2005, the Company finalized its purchase accounting adjustments for the acquisition of CAG. (See Notes 2 and 8 to the Unaudited Interim Consolidated Financial Statements).

Successor

Successor—Represents the Company's unaudited consolidated financial position as of March 31, 2005 and its unaudited consolidated results of operations and cash flows for the three months ended

March 31, 2005 and its consolidated financial position as of December 31, 2004. These consolidated financial statements reflect the application of purchase accounting, described above, relating to the acquisition of CAG and preliminary purchase price accounting relating to the acquisition of Vinamul.

Predecessor

Predecessor—Represents CAG's consolidated results of operations and cash flows for the three months ended March 31, 2004. These consolidated financial statements relate to periods prior to the acquisition of CAG and present CAG's historical basis of accounting without the application of purchase accounting.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Celanese Corporation Initial Public Offering and Concurrent Financings

In January 2005, Celanese Corporation, the Company's ultimate Parent, completed an initial public offering of Series A common stock and convertible perpetual preferred stock for net proceeds of $985 million. Celanese Corporation contributed $572 million of the net proceeds to the Company. The Company used such proceeds to repay $572 million of senior subordinated notes, which includes an early redemption premium of $51 million.

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million floating rate term loan, which excludes a $4 million early redemption premium, and $200 million of which was used as the primary financing for the February 2005 acquisition of the Vinamul emulsions business. Additionally, the amended and restated senior credit facilities include a $242 million delayed draw term loan which is expected to be used to finance the proposed acquisition of Acetex Corporation, a Canadian corporation ("Acetex"). (See Notes 6 and 9 to the Unaudited Interim Consolidated Financial Statements). In April and May 2005, the Company declared and paid $578 million of the net proceeds to its ultimate parent, Celanese Corporation, through Crystal US Holdings 3 L.L.C., in the form of dividends.

Overview

In the first quarter of 2005, sales rose 21% to $1,509 million compared to $1,243 million, in the same period last year, primarily on significant higher pricing. Higher volumes, favorable currency movements and composition changes, of which $66 million was related to the Vinamul emulsions acquisition, increased net sales. The Company recorded lower net earnings of $15 million compared to $78 million for CAG largely due to higher interest expense, which included $78 million in refinancing related costs (comprising early redemption premiums and accelerated amortization of deferred financing costs of $55 million and $23 million, respectively), and higher special charges, mainly due to $35 million in expenses for the termination of sponsor monitoring services. The first quarter of 2005 benefited from higher pricing mainly in Chemical Products, driven by strong demand and higher industry capacity utilization. The Company also benefited from cost savings resulting from restructuring and productivity improvement programs as well as lower depreciation and amortization. These benefits were partially offset by higher raw materials and energy costs.

    Financial Highlights

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Statement of Operations Data:
Net sales	1,509	1,243	266
Special charges	(38)	(28)	(10)
Operating profit	169	52	117
Earnings from continuing operations before tax and minority interests	57	72	(15)
Earnings from continuing operations	15	55	(40)
Earnings from discontinued operations	—	23	(23)
Net earnings	15	78	(63)

	Successor
	As of March 31, 2005	As of December 31, 2004	Change in $
	(in $ millions)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt - third party and affiliates	139	144	(5)
Plus: Long-term debt	2,949	2,716	233
Total debt	3,088	2,860	228
Less: Cash and cash equivalents	1,510	838	672
Net debt	1,578	2,022	(444)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Other Data:
Depreciation and amortization	63	72	(9)
Operating margin(1)	11.2%	4.2%
Earnings from continuing operations before tax and minority interests as a percentage of net sales	3.8%	5.8%

(1)	Defined as operating profit divided by net sales.

Selected Data by Business Segment –Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Net Sales
Chemical Products	1,044	818	226
Technical Polymers Ticona	239	227	12
Acetate Products	196	172	24
Performance Products	47	44	3
Segment Total	1,526	1,261	265
Other Activities	12	11	1
Intersegment Eliminations	(29)	(29)	—
Total Net Sales	1,509	1,243	266

Special Charges
Chemical Products	(1)	(1)	—
Technical Polymers Ticona	(1)	(1)	—
Acetate Products	(1)	—	(1)
Performance Products	—	—	—
Segment Total	(3)	(2)	(1)
Other Activities	(35)	(26)	(9)
Total Special Charges	(38)	(28)	(10)

Operating Profit (Loss)
Chemical Products	177	65	112
Technical Polymers Ticona	39	31	8
Acetate Products	20	9	11
Performance Products	13	11	2
Segment Total	249	116	133
Other Activities	(80)	(64)	(16)
Total Operating Profit	169	52	117

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	193	64	129
Technical Polymers Ticona	51	45	6
Acetate Products	20	9	11
Performance Products	12	11	1
Segment Total	276	129	147
Other Activities	(219)	(57)	(162)
Total Earnings from Continuing Operations Before Tax and Minority Interests	57	72	(15)

Selected Data by Business Segment –Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004 (Continued)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Depreciation & Amortization
Chemical Products	34	39	(5)
Technical Polymers Ticona	15	16	(1)
Acetate Products	9	13	(4)
Performance Products	3	2	1
Segment Total	61	70	(9)
Other Activities	2	2	—
Total Depreciation & Amortization	63	72	(9)

Factors Affecting First Quarter 2005 Segment Sales Compared to First Quarter 2004

in percent	Volume	Price	Currency	Other	Total
Chemical Products	(1)%	22%	3%	4%	28%
Technical Polymers Ticona	2	—	3	—	5
Acetate Products	11	3	—	—	14
Performance Products	9	(7)	5	—	7
Segment Total	2%	15%	2%	2%	21%

Summary by Business Segment—Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

        Chemical Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	1,044	818	226
Net sales variance:
Volume	(1)%
Price	22%
Currency	3%
Other	4%
Operating profit	177	65	112
Operating margin	17.0%	7.9%
Special charges	(1)	(1)	—
Earnings from continuing operations before tax and minority interests	193	64	129
Depreciation and amortization	34	39	(5)

    Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Chemical Products' net sales increased 28% to $1,044 million compared to the same period last year mainly on higher pricing, segment composition changes, of which $66 million was related to the Vinamul emulsions acquisition, and favorable currency effects. Pricing increased for most products, driven by continued strong demand and high utilization rates across the chemical industry.

Earnings from continuing operations before tax and minority interests increased to $193 million from $64 million in the same period last year as higher pricing was partially offset by higher raw material costs. Earnings also benefited from an increase of $9 million in dividends from our methanol cost investment, which totaled $12 million in the quarter.

        Technical Polymers Ticona

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	239	227	12
Net sales variance:
Volume	2%
Currency	3%
Operating profit	39	31	8
Operating margin	16.3%	13.7%
Special charges	(1)	(1)	—
Earnings from continuing operations before tax and minority interests	51	45	6
Depreciation and amortization	15	16	(1)

    Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Ticona increased by 5% to $239 million compared to the same period last year due to favorable currency effects and slightly higher volumes. Volumes increased for most product lines due to the successful introduction of new applications, which outweighed declines in polyacetal volumes resulting from the Company's focus on high-end business and decreased sales to European automotive customers. Overall pricing remained flat quarter over quarter as successfully implemented price increases were offset by lower average pricing for certain products due to the commercialization of lower cost grades for new applications.

Earnings from continuing operations before tax and minority interests increased 13% to $51 million as the result of cost savings from a recent restructuring, the favorable effects of a planned maintenance turnaround as well as slightly higher volumes. These increases were partially offset by higher raw material and energy costs.

        Acetate Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	196	172	24
Net sales variance:
Volume	11%
Price	3%
Operating profit	20	9	11
Operating margin	10.2%	5.2%
Special charges	(1)	—	(1)
Earnings from continuing operations before tax and minority interests	20	9	11
Depreciation and amortization	9	13	(4)

    Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Acetate Products increased by 14% to $196 million compared to the same quarter last year on higher volumes and pricing. Flake volumes increased mainly as a result of demand from Company ventures in China that recently completed tow capacity expansions. Filament volumes rose in anticipation of the Company's plans to exit this business by the end of the second quarter. Pricing increased for all business lines to cover higher raw material costs.

Earnings from continuing operations before tax and minority interests more than doubled from $9 million in first quarter last year to $20 million this year due to increased volumes, pricing and productivity improvements, which more than offset higher raw material and energy costs. Earnings also benefited from $4 million in lower depreciation and amortization expense largely as a result of previous impairments related to a major restructuring, which was partly offset by $3 million of expense for an asset retirement obligation.

        Performance Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	47	44	3
Net sales variance:
Volume	9%
Price	(7)%
Currency	5%
Operating profit	13	11	2
Operating margin	27.7%	25.0%
Special charges	—	—	—
Earnings from continuing operations before tax and minority interests	12	11	1
Depreciation and amortization	3	2	1

    Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for the Performance Products segment increased by 7% to $47 million compared to the same period last year mainly on higher volumes, which more than offset lower pricing. Favorable currency movements also contributed to the sales increase. Higher volumes for Sunett sweetener reflected strong growth from new and existing applications in the U.S. and European beverage and confectionary markets. Pricing for Sunett declined on lower unit selling prices associated with higher volumes to major customers. Pricing for sorbates continued to recover, although worldwide overcapacity still prevailed in the industry.

Earnings from continuing operations before tax and minority interests increased to $12 million from $11 million in the same quarter last year. Strong volumes for Sunett, as well as favorable currency movements and cost savings, more than offset lower pricing for the sweetener. A primary European and U.S. production patent for Sunett expired at the end of March 2005.

        Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies.

    Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Other Activities increased slightly to $12 million from $11 million in the same quarter last year. Loss from continuing operations before tax and minority interests increased to $219 million from a loss of $57 million in the same period last year, largely due to $133 million of higher interest expense due to refinancing costs, increased debt levels, and higher interest rates. The loss includes $45 million of expenses for sponsor monitoring and related cancellation fees compared to special charges of $25 million in the same period last year for advisory services related to the tender offer of CAG.

Summary of Consolidated Results — Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net Sales

Net sales rose 21% to $1,509 million in the first quarter compared to the same period last year primarily on higher pricing of 15%, mainly in the Chemical Products segment. Favorable currency movements, higher volumes, and a composition change in the Chemical Products segment each increased net sales by 2%.

The segment composition changes consisted of the acquisition of the Vinamul emulsions business in February 2005, which was partly offset by the effects of a contract manufacturing arrangement under which certain acrylates products are now being sold. Only the margin realized under the contract manufacturing arrangement is reported in net sales.

Gross Profit Margin

Gross profit margin increased to $384 million or 25% of sales in the three months ended March 31, 2005 from $241 million or 19% of sales in the comparable period last year. This increase primarily reflects significantly higher pricing, primarily in Chemical Products, lower depreciation expense and productivity improvements. Higher raw material and energy costs partially offset these increases.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased to $158 million compared to $137 million for the same period last year. This increase is primarily due to expenses for sponsor monitoring services of $10 million, higher amortization expense of identifiable intangible assets acquired of $10 million as well as higher professional costs primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Special Charges

The components of special charges for the three months ended March 31, 2005 and 2004 were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Employee termination benefits	(2)	(2)	—
Plant/office closures	(1)	—	(1)
Total restructuring	(3)	(2)	(1)
Termination of advisor monitoring services	(35)	—	(35)
Advisory services	—	(25)	25
Other	—	(1)	1
Total special charges	(38)	(28)	(10)

Operating Profit

Operating profit increased to $169 million in the quarter compared to $52 million in the same period last year on gross margin expansion of $143 million, as significantly higher pricing, primarily in Chemical Products, lower depreciation expense and productivity improvements more than offset higher raw material and energy costs. Operating profit also benefited from increased volumes in Acetate Products, Performance Products and Ticona. Depreciation and amortization expense declined by $9 million as decreases in depreciation resulting from purchase accounting adjustments, more than offset increased amortization expense for acquired intangible assets.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates rose by $3 million to $15 million for the three months ended March 31, 2005, compared to the same period last year. Cash distributions received from equity affiliates increased to $36 million for the three months ended March 31, 2005, compared to $16 million in the same period of 2004. The increase in cash distributions is mainly due to strong business conditions in 2004 for Ticona's high performance product ventures and Chemical Products' methanol venture and the timing of dividend payments.

Interest Expense

Interest expense increased to $140 million for the three months ended March 31, 2005 from $6 million in the same period last year, primarily due to expenses of $78 million including early redemption premiums and deferred finance costs associated with the refinancing that occurred in the first quarter of 2005. Higher debt levels resulting primarily from the acquisition of CAG and higher interest rates also increased interest expense.

Interest Income

For the three months ended March 31, 2005, interest income increased by $5 million to $10 million compared to the same period in the prior year, primarily due to higher average cash levels.

Other Income (Expense), Net

Other income (expense), net decreased to $3 million of income for the three months ended March 31, 2005, compared to $9 million for the comparable period last year. This decrease is primarily due to expenses associated with the guaranteed payment to CAG minority shareholders and the ineffective portion of a net investment hedge. These decreases were partially offset by higher dividends from cost investments. Dividend income accounted for under the cost method increased by $8 million to $14 million for the three months ended March 31, 2005, compared to the same period in 2004. The increase in the first quarter of 2005 primarily resulted from the timing of receipt of dividends.

Income Taxes

Income taxes for the three months ended March 31, 2005 and 2004, are recorded based on the estimated annual effective tax rate. As of March 31, 2005, the estimated annualized tax rate for 2005 is 29%, which is slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. The Predecessor had an effective tax rate of 24% for the three months ended March 31, 2004, compared to the German statutory rate of 40%, which was primarily affected by earnings in low tax jurisdictions.

Earnings from Discontinued Operations

Earnings from discontinued operations was $0 million for the three months ended March 31, 2005 compared to $23 million from the comparable period last year. Earnings in 2004 reflected a gain and tax benefit recognized in 2004 associated with the sale of the acrylates business. The tax benefit is mainly attributable to the utilization of a capital loss carryover benefit that had been previously subject to a valuation allowance.

For the three months ended March 31, 2004, the Chemical Products segment had net sales of $21 million and an operating loss of $5 million.

Net Earnings

As a result of the factors mentioned above, net earnings decreased by $63 million to a net earnings of $15 million in the three months ended March 31, 2005, compared to the same period last year.

Liquidity and Capital Resources

Cash Flows

Net Cash Provided by/(Used in) Operating Activities

Cash flow from operating activities increased to a cash inflow of $32 million for the three months ended March 31, 2005 compared to a cash outflow of $107 million for the same period last year. This increase primarily resulted from the contribution of higher operating profit in 2005, the payment of a $95 million obligation to a third party in 2004, a decrease in payments associated with stock appreciation rights of $47 million, recoveries from an insurance provider related to the plumbing cases of $44 million in 2005, a decrease in pension contributions of $31 million and an increase in dividends received from cost and equity investments of $28 million. These increases were partially offset by higher interest payments and contributions to the non-qualified pension plan's rabbi trusts of $63 million in 2005.

Net Cash Provided by/(Used in) Investing Activities

Net cash from investing activities decreased to a cash outflow of $105 million in the three months ended March 31, 2005 compared to a cash inflow of $96 million for the same period last year. The increased cash outflow primarily resulted from the acquisition of the Vinamul emulsions business of $208 million and a decrease in net proceeds from disposal of discontinued operations of $64 million. These items were partially offset by an increase in cash inflows related to net sales of marketable securities of $77 million. The net proceeds from the disposal of discontinued operations represents cash received in 2005 from an early contractual settlement of receivables of $75 million related to the sale in 2000 of the Predecessor's interest in Vinnolit Kunstoff GmbH and Vintron GmbH while the net proceeds of $139 million in the same period last year represented the net proceeds from the sale of the acrylates business.

Net Cash Provided by/(Used in) Financing Activities

Net cash from financing activities increased to a cash inflow of $767 million for the three months ended March 31, 2005 compared to a cash outflow of $43 million in the same period last year. The increased cash inflow primarily reflects borrowings under the term loan facility of $1,135 million and a contribution from Celanese Corporation of $572 million. A portion of the additional borrowings was used to redeem $521 million of our senior subordinated notes, and to pay a related early redemption premium of $51 million. We also repaid a $350 million floating rate term loan and paid a related $4 million early redemption premium.

Liquidity

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

In January 2005, Celanese Corporation completed an initial public offering of Series A common stock and received net proceeds of $752 million after deducting underwriters' discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible preferred stock and the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes held by Crystal US Holdings 3

L.L.C. and $521 million of the Company's senior subordinated notes, which excludes early redemption premiums of $19 million and $51 million, respectively. We also used a portion of the proceeds from additional borrowings under our senior credit facilities to repay our $350 million floating rate term loan, which excludes a $4 million early redemption premium, and used $200 million of the proceeds as the primary financing for the acquisition of the Vinamul emulsion business. In April and May 2005, the Company distributed $578 million of the net proceeds of the amended and restated senior credit facilities to Celanese Corporation in the form of dividends.

As of March 31, 2005, the Company had total debt of $2,949 million and cash and cash equivalents of $1,510 million. Net debt (total debt less cash and cash equivalents) temporarily decreased to $1,578 million from $2,022 million as of December 31, 2004, as cash was unusually high before the payment of the $578 million in dividends to Celanese Corporation. In February 2005, the Company purchased the Vinamul business for $208 million. We may use the available sources of liquidity to purchase the remaining outstanding shares of Celanese AG.

The Company is in compliance with all of its covenant agreements as of March 31, 2005.

Contractual Obligations.    The following table sets forth our fixed contractual debt obligations as of March 31, 2005:

Fixed Contractual Debt Obligations(1)	Total	Remaining 2005	2006-2007	2008- 2009	2010 and thereafter
	(in $ millions)
Senior Credit Facilities — Term Loans Facility	1,750	13	34	34	1,669
Senior Subordinated Notes(2)	965	—	—	—	965
Other Debt(3)	369	123	13	45	188
Total Fixed Contractual Debt Obligations	3,084	136	47	79	2,822

(1)	Excludes the following: $242 million of delayed draw term loans, which will be used to finance the proposed Acetex acquisition.

(2)	Does not include $4 million of premium on the $225 million of the senior subordinated notes issued July 1, 2004.

(3)	Does not include $2 million purchase accounting adjustment.

Senior Credit Facilities.    As of March 31, 2005, the senior credit facilities of $2,820 million consist of a term loan facility (including the delayed draw facility of $242 million), a revolving credit facility, and a credit-linked revolving facility.

Subsequent to the consummation of the initial public offering of Celanese Corporation in January 2005, we entered into amended and restated senior credit facilities. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. Under the amended and restated facilities, the term loan facility increased to $1,750 million (including €275 million), which matures in 2011. In addition, there is a $242 million delayed draw facility which when drawn will be added to the existing term loan facility. This delayed draw facility can only be used to finance the proposed acquisition of Acetex or to purchase the remaining outstanding CAG shares. We expect to use this delayed draw facility to finance the proposed acquisition of Acetex.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In January 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. The $228 million credit-linked revolving facility, which matures in 2009, includes borrowing capacity available for letters of credit. As of March 31, 2005, there were $214 million of letters of credit issued under the credit-linked revolving facility. As of March 31, 2005, $614 million remained available for borrowing under the revolving credit facilities (taking into account letters of credit issued under the credit-linked revolving facility). As of March 31, 2005, there were no amounts outstanding under the revolving credit facility, which matures in 2009.

Senior Subordinated Notes.    In February 2005, we used approximately $521 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the early redemption. As of March 31, 2005, the senior subordinated notes, excluding $4 million of premiums, consist of $796 million of 9 5/8% Senior Subordinated Notes due 2014 and €130 million of 10 3/8% Senior Subordinated Notes due 2014. All of BCP Crystal's U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal's obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis.

Other Debt.    Other debt of $371 million, which includes a $2 million reduction under purchase accounting, is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and capital lease obligations.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 5 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q for discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of the Company's consolidated financial statements requires management to apply accounting principles generally accepted in the United States of America to the Company's specific circumstances and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no material revisions to the critical accounting estimates as filed in the Company's Annual Report on Form 10-K for the nine months ended December 31, 2004 with the Securities and Exchange Commission on March 31, 2005.

Forward-Looking Statements May Prove Inaccurate

This Quarterly Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this prospectus that are not historical facts. When used in this document, words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "project" and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of fuel oil, natural gas, coal, electricity and petrochemicals such as ethylene, propylene and butane, including changes in production quotas in OPEC countries and the deregulation of the natural gas transmission industry in Europe;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	the existence of temporary industry surplus production capacity resulting from the integration and start-up of new world-scale plants;

•	increased price competition and the introduction of competing products by other companies;

•	the ability to develop, introduce and market innovative products, product grades and applications, particularly in the Ticona and Performance Products segments of our business;

•	changes in the degree of patent and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and venture activities;

•	pending or future challenges to the Domination Agreement; and

•	various other factors, both referenced and not referenced in this document.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The information called for by Item 3 is omitted pursuant to General Instruction (H)(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4.    Controls and Procedures

On March 30, 2005, we received a letter from KPMG LLP ("KPMG"), our independent auditors, in connection with the audit of our financial statements as of and for the nine months ended December 31, 2004, which identified two material weaknesses in our internal controls for the same period, both of which continued during the period covered by this Quarterly Report. The first material weakness related to several deficiencies in the assessment of hedge effectiveness and documentation. The required adjustments were made in the proper accounting period, and we do not believe they had any material impact on previously reported financial information. The second material weakness related to conditions preventing our ability to adequately research, document, review and draw conclusions on accounting and reporting matters, which had previously resulted in adjustments that had to be recorded to prevent our financial statements from being materially misleading. The conditions largely related to significant increases in the frequency of, and the limited amount of time and technical accounting resources available to address, complex accounting matters and transactions and as a result of the consummation of simultaneous debt and equity offerings during the year-end closing process. In response to the letter from KPMG, during the period covered by this Quarterly Report, we organized a team responsible for the identification and documentation of potential derivative accounting transactions and commenced formal training for team members specifically related to derivative accounting. We also endeavored to ensure that adequate time was made available for company personnel to adequately research, document, review and conclude on accounting and reporting matters. Despite our efforts, conditions relating to the material weaknesses identified above continued during the period covered by this Quarterly Report. We are continuing our efforts to implement these initiatives, which have materially affected and are reasonably likely to affect materially our internal controls over financial reporting.

Celanese Holdings, under the supervision and with the participation of Celanese Holdings' management, including the chief executive officer (CEO) and chief financial officer (CFO), performed an evaluation of the effectiveness of Celanese Holdings' "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "34 Act")) as of March 31, 2005. Disclosure controls and procedures are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based on this evaluation, and as a result of the material weaknesses that were identified, Celanese Holdings' CEO and CFO concluded that, as of March 31, 2005, the end of the period covered by this Quarterly Report, Celanese Holdings' disclosure controls and procedures were not effective for gathering, analyzing and disclosing the material information Celanese Holdings is required to disclose in the reports it files under the 34 Act, within the time periods specified in the rules and forms of the SEC. Except as discussed above, there have been no changes in Celanese Holdings' "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the 34 Act) during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period. See also Note 12 to the Unaudited Interim Consolidated Financial Statements.

Plumbing Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, occurred during the first quarter of 2005, except as set forth below. For a summary of the history and current status of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

In February 2005, CNA Holdings reached a settlement agreement through mediation with an insurer, pursuant to which the insurer paid CNA Holdings $44 million in exchange for the release of certain claims against the policy with the insurer. This amount was recorded as a reduction of goodwill as of December 31, 2004 and received during the three months ended March 31, 2005.

Sorbates Antitrust Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, occurred during the first quarter of 2005. For a summary of the history and current status of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Acetic Acid Patent Infringement Matters

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, occurred during the first quarter of 2005. For a summary of the history and current status of this matter, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

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

Further, on August 2, 2004, two minority shareholders instituted public register proceedings with the Königstein local court (Amtsgericht) and the Frankfurt district court, both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting, an alleged undercapitalization of the Purchaser and Blackstone and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and the claimants must pursue their claims through ordinary court proceedings.

Based upon information available as of the date of this document, the outcome of the foregoing proceedings cannot be predicted with certainty. Except for certain challenges on limited grounds, the time period to bring forward challenges has expired.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to us. Several minority shareholders of CAG initiated special award proceedings seeking court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. This could reduce the funds the Purchaser can make available to Celanese Holdings and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. However, the court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. The dismissal has been appealed.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The information called for by Item 2 is omitted pursuant to General Instruction (H)(2)(b) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 3.    Defaults Upon Senior Securities

The information called for by Item 3 is omitted pursuant to General Instruction (H)(2)(b) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 4.    Submission of Matters to a Vote of Security Holders

The information called for by Item 4 is omitted pursuant to General Instruction (H)(2)(b) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Formation of Registrant (incorporated by reference to Exhibit 3.3 to the Form S-4 filed with the SEC on February 7, 2005 (the "Form S-4"))
3.2	Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 3.4 to the Form S-4)
4.1	Indenture, dated as of June 8, 2004, among BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2 and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Celanese Corporation filed with the SEC on November 3, 2004 (the "Form S-1"))
4.2	Registration Rights Agreement, dated as of June 3, 2004, among BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd 2, Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc. and Banc of America Securities LLC as representatives of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Form S-4)
4.3	Registration Rights Agreement, dated as of July 1, 2004, among BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the Form S-4)
4.4	Supplemental Indenture, dated as of October 5, 2004, among BCP Crystal US Holdings Corp., BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2 and The Bank of New York, as trustee (incorporated by reference to the Exhibit 10.16 to Form S-1)
4.5	Supplemental Indenture, dated as of October 5, 2004, among BCP Crystal US Holdings Corp., the New Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.17 to the Form S-1)
10.1	Amended and Restated Credit Agreement dated as of January 26, 2005 among BCP Crystal US Holdings Corp., Celanese Holdings LLC, Celanese Americas Corporation, certain other subsidiaries from time to time party thereto as a borrower, the lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32410) filed with the SEC on February 1, 2005)
12	Computation of ratio of earnings to fixed charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this Quarterly Report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this Quarterly Report, may reflect the parties' negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Quarterly Report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE HOLDINGS LLC
By:	/s/ David N. Weidman
Name: David N. Weidman Title: President and Chief Executive Officer Date: May 16, 2005
By:	/s/ Corliss J. Nelson
Name: Corliss J. Nelson Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 16, 2005