Form 10-Q
period 2005-06-30
Celanese Holdings LLC
filed 2005-08-12
CIK 1297288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

CELANESE HOLDINGS LLC
Form 10-Q
For the Quarterly Period Ended June 30, 2005

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

Pursuant to a voluntary tender offer commenced in February 2004 (the "Tender Offer"), the Purchaser, an indirect wholly-owned subsidiary of Celanese Holdings, in April 2004 acquired approximately 84% of the ordinary shares of CAG (the "CAG Shares") outstanding. All references in this Quarterly Report to the outstanding ordinary shares of CAG exclude treasury shares. As of June 30, 2005, Celanese Holdings' indirect ownership of approximately 84% of the outstanding CAG Shares would equate to approximately 77% of the issued CAG Shares (including treasury shares). Pursuant to a mandatory offer commenced in September 2004 and continuing as of the date of this Quarterly Report, the Purchaser has acquired additional CAG Shares. As a result of these acquisitions, partially offset by the issuance of additional shares of CAG as a result of the exercise of options issued under a CAG stock option plan, as of June 30, 2005, we continue to own approximately 84% of the outstanding CAG Shares. The mandatory offer expires on October 1, 2005, unless further extended.

In October 2004, Celanese Corporation, a Delaware Corporation ("Celanese Corporation") and the ultimate parent of Celanese Holdings and certain of its subsidiaries completed an organizational restructuring (the "Restructuring") pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement (as defined below), the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to BCP Caylux Holdings Luxembourg S.C.A. ("BCP Caylux") resulting in its ownership of 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. Thereafter, BCP Caylux transferred certain assets, including its equity ownership interest in CAC, to BCP Crystal. In this Quarterly Report, the term "Domination Agreement" refers to the domination and profit and loss transfer agreement between CAG and the Purchaser, pursuant to which the Purchaser became obligated on October 1, 2004 to offer to acquire all outstanding CAG Shares from the minority shareholders of CAG in return for payment of fair cash compensation in accordance with German law.

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

The unaudited interim consolidated financial statements of the Successor for the three and six months ended June 30, 2005 and the three months ended June 30, 2004 as well as the unaudited interim consolidated financial statements of the Predecessor for the three months ended March 31, 2004 contained in this Quarterly Report (collectively, the "Unaudited Interim Consolidated Financial Statements") were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for all periods presented. The Unaudited Interim Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. The results of the Successor are not comparable to the results of the Predecessor due to the differences in the basis of presentation of purchase accounting as compared to historical cost.

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

In the preparation of other information included in this document, euro amounts have been translated into U.S. dollars at the applicable historical rate in effect on the date of the relevant event or period. For purposes of prospective information, euro amounts have been translated into U.S. dollars using the rate in effect on June 30, 2005. Our inclusion of this information is not meant to suggest that the euro amounts actually represent such dollar amounts or that such amounts could have been converted into U.S. dollars at any particular rate, if at all.

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

AO Plus™, BuyTiconaDirect™, CelActiv®, Celanex®, Celcon®, Celstran®, Celvolit®, Compel®, GUR®, Hoecat®, Hostaform®, Impet®, Impet-HI®, Mowilith®, Nutrinova® DHA, Riteflex®, Sunett®, Topas®, Vandar®, VAntage™, Vectra®, Vectran®, Vinamul®, Elite®, Duroset® and certain other products and services that may be named in this document are registered trademarks and service marks of CAG. Acetex® is a registered trademark of Acetex Corporation, an indirect wholly owned subsidiary of Celanese. Fortron® is a registered trademark of Fortron Industries, a venture of the Company.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INDEX TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PAGE
CELANESE HOLDINGS LLC UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004	7
Unaudited Consolidated Statements of Operations for the six months ended June 30, 2005 and the three months ended June 30, 2004 and March 31, 2004	8
Unaudited Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	9
Unaudited Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2005 and the three months ended June 30, 2004 and March 31, 2004	10
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and the three months ended June 30, 2004 and March 31, 2004	11
Notes to the Unaudited Interim Consolidated Financial Statements	13

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(in $ millions)
Net sales	1,517	1,229
Cost of sales	(1,175)	(1,058)
Selling, general and administrative expenses	(134)	(125)
Research and development expenses	(23)	(22)
Special charges:
Insurance recoveries associated with plumbing cases	4	2
Restructuring, impairment and other special charges	(31)	(1)
Foreign exchange gain (loss), net	(1)	—
Gain (loss) on disposition of assets, net	(3)	—
Operating profit	154	25
Equity in net earnings of affiliates	12	18
Interest expense	(59)	(124)
Interest income	8	7
Other income (expense), net	18	(21)
Earnings (loss) from continuing operations before tax and minority interests	133	(95)
Income tax provision	(40)	(10)
Earnings (loss) from continuing operations before minority interests	93	(105)
Minority interests	(13)	(10)
Earnings (loss) from continuing operations	80	(115)
Earnings (loss) from discontinued operations	—	(1)
Net earnings (loss)	80	(116)

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
	(in $ millions)
Net sales	3,026	1,229	1,243
Cost of sales	(2,300)	(1,058)	(1,002)
Selling, general and administrative expenses	(292)	(125)	(137)
Research and development expenses	(46)	(22)	(23)
Special charges:
Insurance recoveries associated with plumbing cases	4	2	—
Restructuring, impairment and other special charges	(69)	(1)	(28)
Foreign exchange gain (loss), net	2	—	—
Gain (loss) on disposition of assets, net	(2)	—	(1)
Operating profit	323	25	52
Equity in net earnings of affiliates	27	18	12
Interest expense	(199)	(124)	(6)
Interest income	18	7	5
Other income (expense), net	21	(21)	9
Earnings (loss) from continuing operations before tax and minority interests	190	(95)	72
Income tax provision	(57)	(10)	(17)
Earnings (loss) from continuing operations before minority interests	133	(105)	55
Minority interests	(38)	(10)	—
Earnings (loss) from continuing operations	95	(115)	55
Earnings (loss) from discontinued operations:
Gain (loss) from operation of discontinued operations	—	—	(5)
Gain (loss) on disposal of discontinued operations	—	(1)	14
Income tax benefit (expense)	—	—	14
Earnings (loss) from discontinued operations	—	116	23
Net earnings (loss)	95	(116)	78

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2005	As of December 31, 2004
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	958	838
Receivables
Trade receivables, net — third party and affiliates, net of allowance for doubtful accounts of $22 million as of June 30, 2005 and December 31, 2004:	955	866
Other receivables	524	678
Inventories	586	618
Deferred income taxes	75	71
Other assets	106	86
Assets of discontinued operations	3	2
Total current assets	3,207	3,159
Investments	543	600
Property, plant and equipment, net of accumulated depreciation of $563 million and $446 million as of June 30, 2005 and December 31, 2004, respectively	1,756	1,702
Deferred income taxes	30	54
Other assets	644	739
Goodwill	813	747
Intangible assets, net	389	400
Total assets	7,382	7,401
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	140	144
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	680	722
Other current liabilities	739	888
Deferred income taxes	14	20
Income taxes payable	230	214
Liabilities of discontinued operations	7	7
Total current liabilities	1,810	1,995
Long-term debt	2,893	2,716
Deferred income taxes	227	256
Benefit obligations	1,003	1,000
Other liabilities	452	510
Minority interests	523	518
Commitments and contingencies
Shareholders' equity:
Additional paid-in capital	821	837
Retained earnings (deficit)	(92)	(187)
Loan to Shareholder	(227)	(227)
Accumulated other comprehensive income (loss), net	(28)	(17)
Total shareholders' equity	474	406
Total liabilities and shareholders' equity	7,382	7,401

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Loan to Shareholder	Treasury Stock	Total Shareholders' Equity
	(in $ millions)
Predecessor
Balance at December 31, 2003	150	2,714	25	(198)	—	(109)	2,582
Comprehensive income (loss), net
of tax:
Net earnings (loss)	—	—	78	—	—	—	78
Other comprehensive income
(loss):
Unrealized gain (loss) on securities	—	—	—	7	—	—	7
Foreign currency translation	—	—	—	(46)	—	—	(46)
Other comprehensive income
(loss)	—	—	—	(39)	—	—	(39)
Comprehensive income (loss)	—	—	—	—	—	—	39
Amortization of deferred
compensation.	—	1	—	—	—	—	1
Balance at March 31, 2004	150	2,715	103	(237)	—	(109)	2,622

Successor
Contributed capital	—	820	—	—	—	—	820
Comprehensive income (loss), net
of tax:
Net earnings (loss)	—	—	(116)	—	—	—	(116)
Other comprehensive income
(loss):
Unrealized gain (loss) on
securities	—	—	—	(7)	—	—	(7)
Foreign currency translation	—	—	—	(16)	—	—	(16)
Unrealized gain (loss) on
derivative contracts	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(23)	—	—	(23)
Comprehensive income (loss)	—	—	—	—	—	—	(139)
Indemnification of demerger
liability	—	1	—	—	—	—	1
Balance at June 30, 2004	—	821	(116)	(23)	—	—	682

Successor
Balance at December 31, 2004	—	837	(187)	(17)	(227)	—	406
Comprehensive income (loss), net
of tax:
Net earnings (loss)	—	—	95	—	—	—	95
Other comprehensive income (loss):
Unrealized gain (loss) on
securities:				3			3
Foreign currency translation	—	—	—	(4)	—	—	(4)
Unrealized gain (loss) on
derivative contracts	—	—	—	(10)	—	—	(10)
Other comprehensive income
(loss)	—	—	—	(11)	—	—	(11)
Comprehensive income (loss)	—	—	—	—	—	—	84
Indemnification of demerger
liability	—	2	—	—	—	—	2
Distribution to Parent	—	(581)	—	—	—	—	(581)
Settlement of intercompany balances with Parent	—	(9)	—	—	—	—	(9)
Contribution from Parent	—	572	—	—	—	—	572
Balance at June 30, 2005	—	821	(92)	(28)	(227)	—	474

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
	(in $ millions)
Operating activities from continuing operations:
Net earnings (loss)	95	(116)	78
(Earnings) loss from discontinued operations, net	—	1	(23)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Special charges, net of amounts used	3	(20)	20
Stock based compensation	—	1	2
Depreciation	100	68	69
Amortization of intangibles and other assets	30	3	3
Amortization of deferred financing fees	30	73	—
Premium on early redemption of debt	55	—	—
Change in equity of affiliates	19	(12)	3
Deferred income taxes	(12)	(19)	(12)
(Gain) loss on disposition of assets, net	2	—	—
(Gain) loss on foreign currency, net	42	19	(26)
Minority interest	38	10	—
Changes in operating assets and liabilities:
Trade receivables, net — third party and affiliates	(115)	6	(89)
Other receivables	53	(30)	(42)
Prepaid expenses	(21)	20	14
Inventories	26	49	(11)
Trade payables — third party and affiliates	(32)	(18)	(6)
Benefit obligations and other liabilities	(159)	(144)	(118)
Income taxes payable	42	22	38
Other, net	(15)	(17)	(7)
Net cash provided by (used in) operating activities	181	(104)	(107)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(86)	(50)	(44)
Acquisition of CAG, net of cash acquired	(6)	(1,531)	—
Fees associated with acquisitions	(10)	(67)
Acquisition of Vinamul	(208)	—	—
Proceeds from sale of assets	14	1
Net proceeds from disposal of discontinued operations	75	—	139
Proceeds from sale of marketable securities	141	27	42
Purchases of marketable securities	(59)	(28)	(42)
Other, net	1	(1)	1
Net cash provided by (used in) investing activities	(138)	(1,649)	96

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor		Predecessor
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
	(in $ millions)
Financing activities from continuing operations:
Initial capitalization	—	820	—
Borrowings under bridge loans	—	1,565	—
Repayment of bridge loans	—	(1,565)	—
Proceeds from issuance of senior subordinated notes	—	1,244	—
Redemption of senior subordinated notes, including related premium	(572)	—	—
Proceeds from floating rate term loan	—	350	—
Repayment of floating rate term loan, including related premium	(354)	—	—
Borrowings under term loan facility	1,135	389	—
Contribution from Parent	572	—	—
Short-term borrowings (repayments), net	(26)	7	(16)
Proceeds (payments) from other long-term debt, net	9	(177)	(27)
Issuance of preferred stock by consolidated subsidiary	—	15	—
Fees associated with financings	(7)	(152)	—
Distribution to Parent	(581)	—	—
Dividend payments	—	(1)	—
Net cash provided by (used in) financing activities	176	2,495	(43)
Exchange rate effects on cash ..	(99)	(26)	(1)
Net increase (decrease) in cash and cash equivalents ..	120	716	(55)
Cash and cash equivalents at beginning of period	838	—	148
Cash and cash equivalents at end of period	958	716	93
Net cash provided by (used in) discontinued operations:
Operating activities	(75)	—	(139)
Investing activities	75	—	139
Financing activities	—	—	—
Net cash provided by (used in) discontinued operations	—	—	—

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

The unaudited interim consolidated financial statements of the Successor as of and for the three and six months ended June 30, 2005, for the three months ended June 30, 2004 and as of December 31, 2004 reflect the acquisition of CAG under the purchase method of accounting in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

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

Operating results for the three and six months ended June 30, 2005 and for the three months ended June 30, 2004 and March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

2.    Acquisition of Celanese AG (the "Acquisition")

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG (the "Purchaser"), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

shares, excluding treasury shares ("CAG Shares"), pursuant to a voluntary tender offer commenced in February 2004. The CAG Shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended December 31, 2004 and the six months ended June 30, 2005, the Purchaser acquired additional CAG Shares for a purchase price of $33 million and $6 million, respectively. As of June 30, 2005 and December 31, 2004, the Purchaser's ownership percentage remained at approximately 84%. The additional CAG Shares were acquired pursuant to a mandatory offer commenced in September 2004 that will expire on October 1, 2005, unless further extended.

Pro forma information

The following pro forma information for the six months ended June 30, 2004 was prepared as if the Acquisition had occurred as of the beginning of such period:

Six Months Ended June 30, 2004
(in $ millions)
Net sales	2,472
Operating profit	115
Net earnings (loss)	—

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

3.    Domination Agreement and Organizational Restructuring

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the "Domination Agreement") between Celanese AG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of Celanese AG in return for payment of fair cash compensation. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG Shares. Any minority shareholder who elects not to sell its shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Beginning October 1, 2004, taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment would be €2.89 per share for a full fiscal year. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the three and six months ended June 30, 2005, a charge of $7 million and $15 million, respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment.

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

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million floating rate term loan, which excludes a $4 million early redemption premium, and $200 million of which was used as the primary financing for the February 2005 acquisition of the Vinamul business (See Notes 6 and 9). Additionally, the amended and restated Senior Credit Facilities included a $242 million delayed draw term loan. The delayed draw facility expired unutilized in July 2005. In April and May 2005, the Company declared and paid $578 million of the net proceeds to its ultimate Parent, Celanese Corporation, through Crystal US Holdings 3 L.L.C., in the form of dividends.

5.    Accounting Changes and New Accounting Pronouncements

Accounting Changes

During 2004, the Predecessor changed its inventory valuation method of accounting for its US subsidiaries from the LIFO method to the FIFO method to conform to the Successor's accounting policy. The Predecessor's financial statements have been restated to reflect this change.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, Other than Temporary Impairment, which outlines the basic model to be used to evaluate whether an investment is impaired and sets the disclosure requirements for such investments. EITF Issue No. 03-1 is to be applied prospectively in periods beginning after June 15, 2004. The Company has applied the provisions of EITF Issue No. 03-01 in the current reporting period with no material impact on the Company's financial position or results of operations and cash flows for the six months ended June 30, 2005.

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

In March 2005, the FASB issued FSP No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003). FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit interest in a variable interest entity or potential variable interest entity when specific conditions exist. The provisions of FSP FIN 46(R)-5 are applicable for reporting periods beginning after March 3, 2005 (the Company's fiscal quarter ending June 30, 2005). FSP FIN 46(R)-5 did not have a material impact on the Company's consolidated financial statements for the three months ended June 30, 2005.

Recently Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in the fiscal year ended December 31, 2006.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF Issue No. 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective prospectively for leasehold improvements acquired in periods beginning after June 29, 2005.

In March 2005, FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 ("FIN No. 47"). FIN No. 47 provides guidelines as to when a company is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is still assessing the impact of FIN No. 47 on its future results of operations and financial position.

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

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123R"), which requires that the cost from all share-based payment transactions be recognized in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The SEC has deferred SFAS No. 123R until the first annual period beginning after June 15, 2005. Accordingly, the Company intends to comply with SFAS No. 123R beginning with the fiscal year commencing January 1, 2006. The Company is currently evaluating the potential impact of SFAS No. 123R, although it is anticipated that the adoption will have a negative impact on its results of operations.

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

6.    Acquisitions, Divestitures and Ventures

Acquisitions:

On April 6, 2004, the Company acquired CAG (See Notes 1 and 2).

In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC ("ICI") for $208 million. The Vinamul product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for 15 years, and the pricing is based on market and other negotiated terms. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Note 9). The Company has allocated the purchase price on the basis of its preliminary estimate of the fair value of the assets acquired and the liabilities assumed. The estimated fair value of the total assets, identified intangible assets, and goodwill, were approximately $280 million, $16 million, and $40 million, respectively. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company's results of operations.

In July 2005, the Company acquired Acetex Corporation ("Acetex") for $270 million and assumed Acetex's $235 million of debt, which is net of cash acquired of $66 million. Acetex's operations include an acetyls business with plants in Europe and a North-American specialty polymers and film business. Acetex also previously concluded an agreement for a venture to build an acetyls complex in Saudi Arabia and has commenced the technical planning for this facility. The Company acquired Acetex using existing cash. The Company had Acetex exercise its option to redeem its 10 7/8% senior notes due 2009 totalling approximately $265 million. The redemption will be funded primarily with cash on hand and is expected to take place August 19, 2005. The redemption price is expected to be approximately $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005.

Divestitures:

In July 2005, in connection with the Vinamul transaction, the Company agreed to sell its emulsion powders business to ICI for approximately $25 million. The transaction includes a proposed supply

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

agreement whereby the Company will supply product to ICI for a period of up to fifteen years. Closing of the transaction is subject to regulatory approval. Net sales for the emulsions powders business for the six months ended June 30, 2005 were approximately $25 million.

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

Ventures:

In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, Pemeas GmbH, which was formed to advance the commercialization of the Company's fuel cell technology. Pemeas GmbH is considered a variable interest entity as defined under FIN No. 46, The Company is deemed the primary beneficiary of this variable interest entity and, accordingly, consolidates this entity in its consolidated financial statements. In December 2004, the Company approved a plan to dispose of the Company's ownership interest in Pemeas GmbH.

7.    Inventories

	As of June 30, 2005	As of December 31, 2004
	(in $ millions)
Finished goods	442	470
Work-in-process	22	26
Raw materials and supplies	122	122
Total Inventories	586	618

As a result of the acquisition of Vinamul (See Note 6), the Company acquired inventory with a fair value of $24 million, which includes $1 million in capitalized manufacturing profit in inventory. The inventory was subsequently sold during the six months ended June 30, 2005.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    Intangible Assets

Goodwill

	Chemical Products	Acetate Products	Ticona	Performance Products	Total
	(in $ millions)
Predecessor
Carrying value of goodwill as of December 31, 2003	568	161	343	—	1,072
Exchange rate changes	(2)	(1)	—	—	(3)
Carrying value of goodwill as of March 31, 2004	566	160	343	—	1,069

Successor
Carrying value of goodwill as of December 31, 2004	193	180	290	84	747
Acquisition of Vinamul Polymers	40	—	—	—	40
Purchase accounting adjustments	8	2	8	2	20
Exchange rate changes	2	1	3	—	6
Carrying value of goodwill as of June 30, 2005	243	183	301	86	813

In connection with the acquisition of Vinamul (See Note 6), the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed primarily based on the historical cost of the business acquired. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill, and is preliminarily estimated to be $40 million at June 30, 2005. The Company is in the process of determining the fair value of all assets acquired and liabilities assumed. The Company expects to finalize the purchase accounting for this transaction in 2005.

In the second quarter 2005, the Company increased goodwill $20 million associated with purchase accounting adjustments related to the Acquisition. Included in this adjustment is a $23 million increase to goodwill and the Company's minority interest liability associated with the organizational restructuring that occurred in October 2004 (See Note 2). As this represented an immaterial adjustment, prior periods have not been restated.

In connection with the acquisition of Vinamul Polymers, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, and as of June 30, 2005, has not recorded any liabilities associated with these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs and such amounts could be material.

Other Intangible Assets

	As of June 30, 2005	As of December 31, 2004
	(in $ millions)
Trademarks and tradenames	68	68
Customer related intangible assets	365	365
Developed technology	9	9
Other intangible assets	10	—
Total intangible assets, gross	452	442

Less: accumulated amortization	(63)	(42)
Total intangible assets, net	389	400

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended June 30, 2005 and June 30, 2004 totaled $12 million and $2 million, respectively. Aggregate amortization expense charged against earnings for intangible assets with finite lives during the six months ended June 30, 2005 and the three months ended June 30, 2004 and March 31, 2004 totaled $24 million, $1 million and $2 million, respectively.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In connection with the acquisition of Vinamul, the Company entered into a five-year non-compete agreement with the seller. The contract has a preliminary fair value of $10 million. In addition, the Company has identified other intangible assets with an estimated fair value of $6 million. As the Company has not finalized its purchase price allocation, these amounts could change based on final valuations. In addition, other intangible assets may be identified.

9.    Debt

	As of June 30, 2005	As of December 31, 2004
	(in $ millions)
Short-term borrowings and current installments of long-term debt
Current installments of long-term debt	49	15
Short-term borrowings from Affiliates	90	128
Other	1	1
Total short-term borrowings and current installments of long-term debt	140	144
Long-term debt
Senior Credit Facilities:
Term loan facility	1,725	624
Floating Rate Term Loan, due 2011	—	350
Senior Subordinated Notes 9.625%, due 2014	800	1,231
Senior Subordinated Notes 10.375%, due 2014	157	272
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2018	39	49
Other borrowings	16	—
Subtotal	2,942	2,731
Less: Current installments of long-term debt	49	15
Total long-term debt	2,893	2,716

In the six months ended June 30, 2005, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of these proceeds, coupled with the proceeds from the initial public offering, were used to repay a $350 million floating rate term loan and redeem $521 million of senior subordinated notes, excluding early redemption premiums of $4 million and $51 million, respectively. In addition, $200 million was used to finance the February 2005 acquisition of the Vinamul business.

Under the amended and restated facilities, the term loan facility increased to $1,750 million (including €275 million), which matures in 2011. There was also a $242 million delayed draw facility, which expired in July 2005.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In January 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. The $228 million credit-linked revolving facility, which matures in 2009, includes borrowing capacity available for letters of credit. As of June 30, 2005, there were $215 million of letters of credit issued under the credit-linked revolving

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facility. As of June 30, 2005, $613 million remained available for borrowing under the revolving credit facilities (taking into account letters of credit issued under the credit-linked revolving credit facility).

The Company is in compliance with all of its covenant agreements as of June 30, 2005.

Interest expense

The components of interest expense are as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
			(in $ millions)
Accelerated amortization of deferred financing costs on early redemption of debt	—	71	23	71	—
Premium paid on early redemption of debt	—	—	55	—	—
Other interest expense	59	53	121	53	6
Total interest expense	59	124	199	124	6

10.    Benefit Obligations

The components of net periodic benefit costs recognized and contributions made to the pension plans and benefit payments made to other postretirement obligations participants are as follows:

	Defined Benefit Obligations		Other Postretirement Obligations
	Successor		Successor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
		(in $ millions)
Components of net periodic benefit cost for the
Service cost	10	10	—	1
Interest cost	45	44	6	6
Expected return on plan assets	(49)	(43)	—	—
Recognized actuarial loss	—	1	—	—
Special termination benefit	—	1	—	—
Net periodic benefit cost	6	13	6	7

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Defined Benefit Obligations			Other Postretirement Obligations
	Successor		Predecessor	Successor		Predecessor
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
			(in $ millions)
Components of net periodic benefit cost for the
Service cost	20	10	9	1	1	1
Interest cost	90	44	40	12	6	6
Expected return on plan assets	(98)	(43)	(40)	—	—	—
Amortization of prior service cost	—	—	1	—	—	(1)
Recognized actuarial loss	—	1	6	—	—	2
Special termination benefit	—	1	—	—	—	—
Curtailment (gain)/loss	—	—	—	(1)	—	—
Net periodic benefit cost	12	13	16	12	7	8

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $7 million to its defined benefit pension plans in 2005. As ofJune 30, 2005, $4 million of contributions have been made. The Company presently anticipates contributing an additional $3 million to fund its defined benefit pension plans in 2005.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to make benefit payments of $47 million to its other postretirement benefit plans. As of June 30, 2005, $24 million of benefit payments have been made. The Company presently anticipates contributing an additional $23 million to fund its other postretirement benefit plans in 2005.

Contributions to the defined contribution plans are based on specified percentages of employee contributions and aggregated $7 million, $3 million and $3 million for the six months ended June 30, 2005 and the three months ended June 30, 2004 and March 31, 2004, respectively.

In connection with the acquisition of CAG, the Purchaser agreed to pre-fund $463 million of certain pension obligations. During the nine months ended December 31, 2004, $409 million was pre-funded to the Company's pension plans. The Company contributed the remaining $54 million that the Purchaser agreed to prefund, as well as an additional $9 million to the non-qualified pension plan's rabbi trusts during the six months ended June 30, 2005.

11.    Shareholders' Equity

The capital structure of the Company consists of one class of $0.01 par value ordinary shares. At June 30, 2005 and December 31, 2004, there was one share issued and outstanding to Crystal US Holdings 3 L.L.C., the Company's sole shareholder. Subsequent to June 30, 2005, the Company declared dividends aggregating $9 million to its Parent.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) totaled $(11) million, $(23) million and $(39) million, for the six months ended June 30, 2005, the three months ended June 30, 2004 and the three months ended March 31, 2004, respectively. These amounts were net of tax expense (benefit) of $2 million, less than $1 million and $2 million, for the six months ended June 30, 2005, the three months ended June 30, 2004 and the three months ended March 31, 2004, respectively.

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

The following disclosure should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

CNA Holdings has been named a defendant in ten putative class actions, as well as a defendant in other non-class actions filed in ten states, the U.S. Virgin Islands, and Canada. In these actions, the plaintiffs typically have sought recovery for alleged property damages and, in some cases, additional damages under the Texas Deceptive Trade Practices Act or similar type statutes. Damage amounts have not been specified.

In order to reduce litigation expenses and to provide relief to qualifying homeowners, in November 1995, CNA Holdings, DuPont and Shell Oil Company entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies have agreed to fund these replacements and reimbursements up to $950 million. As of June 30, 2005, the funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately 10 jurisdictions not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

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

In February 2005, CNA Holdings reached a settlement agreement through mediation with another insurer, pursuant to which the insurer paid CNA Holdings $44 million in exchange for the

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

release of certain claims against the policy with the insurer. This amount was recorded as a reduction of goodwill as of December 31, 2004 and was received during the six months ended June 30, 2005.

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At June 30, 2005, the Company has remaining accruals of $71 million for this matter. Management believes that the plumbing actions are adequately provided for in the Company's financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. No assurance can be given that the Company's litigation reserves will be adequate or that these reserves will fully recover claims under the Company's insurance policies.

The Company has reached settlements with CNA Holdings' insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company's insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of June 30, 2005, the Company has $31 million of receivables related to a settlement with an insurance carrier. This receivable is discounted and recorded within Other assets as it will be collected over the next three years.

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties and Food Ingredients GmbH, previously a wholly owned subsidiary of Hoechst, and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd., The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million, of which €99 million was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission's finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst's favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission's decision in December 2003, and that appeal is still pending.

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

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states' investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for several states filed suit on behalf of indirect purchasers in their respective states, all of which have been either settled or dismissed, except as noted below. The Nevada action has been dismissed as to Hoechst, Nutrinova and CAG; however, a motion for reconsideration is still pending. The New York action, New York v.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Daicel Chemical Industries Ltd., et al. is pending in the New York State Supreme Court, New York County, and seeks unspecified damages. All antitrust claims in this matter were dismissed by the court in September 2004; however, other state law claims in New York are still pending. Hoechst and Nutrinova have filed an appeal of the court's denial of the motion to dismiss those remaining claims. In January 2005, Hoechst, Nutrinova, and other subsidiaries, as well as other sorbates manufacturers, entered into a settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington. Pursuant to the terms of the settlement agreement, the defendants agreed to refrain from engaging in anticompetitive conduct with respect to the sale or distribution of sorbates and pay approximately $1 million to the states in satisfaction of all released claims.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $130 million. This amount is included in current liabilities at June 30, 2005 for the estimated loss relative to this matter. Although the outcome of this matter cannot be predicted with certainty, management's best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of June 30, 2005 is between $0 and $9 million. The estimated range of such possible future losses is management's best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80 percent of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of June 30, 2005, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $104 million. Although the outcome of the foregoing proceedings and claims cannot be predicted with certainty, the Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

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

Shareholder Litigation

During August 2004, nine actions were brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Purchaser joined the proceedings via a third party intervention in support of CAG.

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

In a related matter, twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which conformed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending. In addition, on May 9, 2005, one minority shareholder brought forward an additional action with the Frankfurt District Court (Landgericht) and requested the court rule that the shareholder resolutions passed at the extraordinary general meeting on July 30-31, 2004 were void based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. This action has not been suspended.

Further, on August 2, 2004, two minority shareholders instituted public register proceedings with each of the Königstein Local Court (Amtsgericht) and the Frankfurt District Court (Landgericht), both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting, an alleged undercapitalization of the Purchaser and Blackstone and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and in June 2005 the Frankfurt District Court (Landgericht) ruled that it does not have jurisdiction over this matter. The claims in the Königstein Local Court (Amtsgericht) are still pending.

Based upon information available as of June 30, 2005, the outcome of the foregoing proceedings cannot be predicted with certainty. Except for certain challenges on limited grounds, the time period to bring forward challenges has expired.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. Several minority shareholders of CAG had initiated special award proceedings seeking the court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. This could reduce the funds the Purchaser can make available to Celanese Holdings and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. However, the court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. The dismissal has been appealed.

In February 2005, a minority shareholder also brought a lawsuit against the Purchaser, as well as a former member of CAG's board of management and a former member of CAG's supervisory board, in the Frankfurt District Court (Landgericht). Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Acquisition and seeks compensation for damages suffered as a consequence of tendering such shares. The court ruled against the plaintiff in this matter in June 2005. The plaintiffs appealed this decision with respect to the Purchaser and the former member of the CAG board of management; however, with respect to the former member of the CAG supervisory board, the plaintiff has accepted the court's ruling.

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

These known obligations include the following:

Demerger Obligations

The Company has obligations to indemnify Hoechst for various liabilities under the Demerger Agreement as follows:

•	The Company agreed to indemnify Hoechst for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

The Company's obligation to indemnify Hoechst is subject to the following thresholds:

•	The Company will indemnify Hoechst against those liabilities up to €250 million;

•	Hoechst will bear those liabilities exceeding €250 million, however the Company will reimburse Hoechst for one-third of those liabilities for amounts that exceed €750 million in the aggregate.

The Company's obligation regarding two agreements has been settled. The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is €750 million. Three of the divested agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $36 million as of June 30, 2005, for this contingency. Where the Company is unable reasonably to determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. Neither the Company nor the Predecessor made any payments to Hoechst in the six months ended June 30, 2005 or 2004, in connection with this indemnification.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company and the Predecessor have divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to 30 years, the aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of June 30, 2005. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of June 30, 2005, the Company has reserves in the aggregate of $46 million for all such environmental matters.

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

The Company has reserves associated with these product liability claims. See Plumbing Actions above.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from July 1, 2005 to April 30, 2012 is estimated to be approximately $52 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time. However, the Company were to incur additional charges for these matters, such charges may have a material adverse effect on the financial position, results of operations or cash flows of the Company in any given accounting period.

Other Matters

As of June 30, 2005, Celanese Ltd. and/or CNA Holdings, Inc., both our U.S. subsidiaries, are defendants in approximately 680 asbestos cases. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

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

13.    Special Charges

The components of special charges were as follows:

	Successor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(in $ millions)
Employee termination benefits	(7)	(1)
Total Restructuring	(7)	(1)
Asset impairments	(24)	—
Insurance recoveries associated with plumbing cases	4	2
Total Special Charges	(27)	1

	Successor	Predecessor
	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended March 31, 2004
	(in $ millions)
Employee termination benefits	(9)	(1)	(2)
Plant/office closures	(1)	—	—
Total Restructuring	(10)	(1)	(2)
Termination of advisor monitoring services	(35)	—	—
Asset impairments	(24)	—	—
Advisory services	—	—	(25)
Insurance recoveries associated with plumbing cases	4	2	—
Other	—	—	(1)
Total Special Charges	(65)	1	(28)

Asset impairments primarily consists of revised estimates related to the Company's decision to divest its cyclo-olefin copolymer ("COC") business.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of the restructuring reserves were as follows:

	Employee Termination Benefits	Plant/Office Closures	Total
	(in $ millions)
Predecessor
Restructuring reserve at December 31, 2003	28	21	49
Restructuring additions	2	—	2
Cash and noncash uses	(5)	(2)	(7)
Restructuring reserve at March 31, 2004	25	19	44

Successor
Restructuring reserve at April 1, 2004	25	19	44
Purchase accounting adjustments	5	—	5
Restructuring additions	1	—	1
Cash and noncash uses	(2)	(3)	(5)
Restructuring reserve at June 30, 2004	29	16	45
Restructuring reserve at December 31, 2004	72	14	86
Purchase accounting adjustments	1	—	1
Restructuring additions	9	1	10
Cash and noncash uses	(21)	(6)	(27)
Currency translation adjustments	(1)	—	(1)
Restructuring reserve at June 30, 2005	60	9	69

14.    Stock-based and Other Management Compensation Plans

In December 2004, Celanese Corporation approved a stock incentive plan, a deferred compensation plan, as well as other management incentive programs, which included executive officers and key employees of the Company.

The stock incentive plan allows for the issuance or delivery of up to 16.25 million shares of Celanese Corporation's Series A common stock through stock options and a discounted share program. In January 2005, options were initially granted at an exercise price equal to the initial public offering price. The options have a ten-year term with vesting terms pursuant to a schedule, with no vesting to occur later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. Of the 11.7 million stock options granted, 10.7 million are non-compensatory. The remaining 1.0 million options are subject to variable plan accounting. Compensation expense related to these options was not material for the three and six months ended June 30, 2005. No options were forfeited or exercised during the six months ended June 30, 2005.

In December 2004, Celanese Corporation granted rights to the Company's executive officers and key employees to purchase up to 1,797,386 shares of Celanese Corporation's Series A common stock at a discount of $8.80 per share. During the six months ended June 30, 2005, 1,666,917 shares have been purchased. As a result of this discounted share offering, the Company recorded a pre-tax non-cash charge of $14 million, with a corresponding adjustment to additional paid-in capital within shareholders' equity in the fourth quarter 2004. Compensation expense associated with the discounted shares was immaterial for the six months ended June 30, 2005.

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

The fair value of options granted in the six months ended June 30, 2005 under Celanese Corporation's stock incentive plan was estimated at the date of grant using the Black Scholes option pricing model. The following weighted average assumptions were used:

Risk free interest rate	3.9%
Estimated life in years	6.7
Dividend yield	0.75%
Volatility	26%

The weighted average fair value of options granted was $5.21 per option.

The following table illustrates the effect on net earnings (loss) if the Successor had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	Earnings (Loss)	Earnings (Loss)
	(in $ millions)
Net earnings, as reported	80	95
Less: stock-based compensation under SFAS No. 123	(4)	(6)
Pro forma net earnings	76	89

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.    Income Taxes

Income taxes for the three and six months ended June 30, 2005 and the three months ended June 30, 2004 are recorded based on the estimated annual effective tax rate. As of June 30, 2005, the estimated annualized tax rate for 2005 is 30%, which is slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes the expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions.

For the three months ended June 30, 2004, a tax expense of $10 million was recorded which resulted in a tax rate of negative 11%. This effective tax rate was primarily affected by the non-recognition of tax benefits associated with acquisition related expenses.

The Predecessor had an effective tax rate of 24% for the three months ended March 31, 2004, compared to the German statutory rate of 40%, which was primarily affected by earnings in low tax jurisdictions.

16.    Business Segments

	Chemical Products	Ticona	Acetate Products	Performance Products	Total Segments	Reconciliation	Consolidated
				(in $ millions)
Successor
For the six months ended June 30, 2005
Sales to external customers	2,071	462	379	94	3,006	20	3,026
Inter-segment revenues	58	—	—	—	58	(58)	—
Operating profit	332	44	30	28	434	(111)	323
Earnings (loss) from continuing operations before tax and minority interests	342	73	32	26	473	(283)	190
Depreciation and amortization	73	29	18	6	126	4	130
Capital expenditures	44	23	14	3	84	2	86
For the three months ended June 30, 2005
Sales to external customers	1,056	223	183	47	1,509	8	1,517
Inter-segment revenues	29	—	—	—	29	(29)	—
Operating profit	155	5	10	15	185	(31)	154
Earnings (loss) from continuing operations before tax and minority interests	149	22	12	14	197	(64)	133
Depreciation and amortization	39	14	9	3	65	2	67
Capital expenditures	26	9	9	1	45	1	46

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Chemical Products	Ticona	Acetate Products	Performance Products	Total Segments	Reconciliation	Consolidated
				(in $ millions)

For the three months ended June 30, 2004
Sales to external customers	780	220	173	45	1,218	11	1,229
Inter-segment revenues	28	—	—	—	28	(28)	—
Operating profit	36	11	10	2	59	(34)	25
Earnings (loss) from continuing operations before tax and minority interests	34	26	14	1	75	(170)	(95)
Depreciation and amortization	38	15	14	2	69	2	71
Capital expenditures	17	19	13	1	50	—	50

Predecessor
For the three months ended March 31, 2004
Sales to external customers	789	227	172	44	1,232	11	1,243
Inter-segment revenues	29	—	—	—	29	(29)	—
Operating profit	65	31	9	11	116	(64)	52
Earnings (loss) from continuing operations before tax and minority interests	64	45	9	11	129	(57)	72
Depreciation and amortization	39	16	13	2	70	2	72
Capital expenditures	15	20	8	—	43	1	44

17.    Related Party Transactions

Upon closing of the Acquisition, the Company and Celanese Corporation entered into a transaction and monitoring fee agreement with Blackstone Management Partners (the "Advisor"), an affiliate of the Blackstone Group (the "Sponsor"). Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates in connection with any specific acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid $10 million to the Advisor for the 2005 monitoring fee. The transaction based agreement remains in effect.

In connection with the acquisition of Vinamul, the Company paid the Advisor a fee of $2 million, which was included in the computation of the purchase price for the acquisition. In connection with the acquisition of Acetex, the Company paid the Advisor an initial fee of $1 million, which is included in Other assets. Additional fees of $3 million in the third quarter of 2005 became due and payable to the Advisor upon the successful completion of this acquisition.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Six Months Ended June 30, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	1,457	2,111	(542)	3,026
Cost of sales	—	—	(1,213)	(1,629)	542	(2,300)
Selling, general and administrative expenses	—	(10)	(139)	(143)	—	(292)
Research and development expenses	—	—	(19)	(27)	—	(46)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	4	—	—	4
Restructuring, impairment and other special charges	—	(35)	(7)	(27)	—	(69)
Foreign exchange gain (loss), net	—	3	—	(1)	—	2
Gain (loss) on disposition of assets	—	—	—	(2)	—	(2)
Operating profit	—	(42)	83	282	—	323

Equity in net earnings of affiliates	95	266	100	10	(444)	27
Interest expense	—	(183)	(68)	(28)	80	(199)
Interest income	—	71	3	24	(80)	18
Other income (expense), net	—	(17)	(1)	39	—	21
Earnings (loss) from continuing operations before tax and minority interests	95	95	117	327	(444)	190

Income tax provision	—	—	(3)	(54)	—	(57)

Earnings (loss) from continuing operations before minority interests	95	95	114	273	(444)	133

Minority interests	—	—	—	(38)	—	(38)

Earnings (loss) from continuing operations	95	95	114	235	(444)	95
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	95	95	114	235	(444)	95

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Three Months Ended June 30, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	721	1,062	(266)	1,517
Cost of sales	—	—	(610)	(831)	266	(1,175)
Selling, general and administrative expenses	—	—	(65)	(69)	—	(134)
Research and development expenses	—	—	(10)	(13)	—	(23)
Special charges
Insurance recoveries associated with plumbing cases	—	—	4	—	—	4
Restructuring, impairment and other special charges	—	—	(5)	(26)	—	(31)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of assets	—	—	(1)	(2)	—	(3)

Operating profit	—	—	34	120	—	154
Equity in net earnings of affiliates	80	94	44	3	(209)	12
Interest expense	—	(50)	(36)	(14)	41	(59)
Interest income	—	36	1	12	(41)	8
Other income (expense), net	—	—	—	18	—	18

Earnings (loss) from continuing operations before tax and minority interests	80	80	43	139	(209)	133

Income tax provision	—	—	(1)	(39)	—	(40)

Earnings (loss) from continuing operations before minority interests	80	80	42	100	(209)	93

Minority interests	—	—	—	(13)	—	(13)

Earnings (loss) from continuing operations	80	80	42	87	(209)	80
Earnings (loss) from discountinued operations	—	—	—	—	—	—
Net earnings (loss)	80	80	42	87	(209)	80

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Three Months Ended June 30, 2004
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	591	864	(226)	1,229
Cost of sales	—	—	(531)	(753)	226	(1,058)
Selling, general and administrative expenses	(6)	(2)	(54)	(63)	—	(125)
Research and development expenses	—	—	(9)	(13)	—	(22)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	2	—	—	2
Restructuring, impairment and other special charges	—	—	(3)	2	—	(1)
Operating profit	(6)	(2)	(4)	37	—	25

Equity in net earnings of affiliates	(110)	(23)	20	9	122	18
Interest expense	—	(112)	(20)	(37)	45	(124)
Interest income	—	35	1	16	(45)	7
Other income (expense), net	—	(8)	(1)	(12)	—	(21)
Earnings (loss) from continuing operations before tax and minority interests	(116)	(110)	(4)	13	122	(95)

Income tax provision	—	—	—	(10)	—	(10)

Earnings (loss) from continuing operations before minority interests	(116)	(110)	(4)	3	122	(105)

Minority interests	—	—	—	(10)	—	(10)
Earnings (loss) from continuing operations	(116)	(110)	(4)	(7)	122	(115)
Earnings (loss) from discontinued operations	—	—	(1)	—	—	(1)
Net earnings (loss)	(116)	(110)	(5)	(7)	122	(116)

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Predecessor
	For the Three Months Ended, March 31, 2004
	Subsidiary Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net sales	584	875	(216)	1,243
Cost of sales	(488)	(730)	216	(1,002)
Selling, general and administrative expenses	(62)	(75)	—	(137)
Research and development expenses	(10)	(13)	—	(23)
Special charges:
Restructuring, impairment and other special charges	(2)	(26)	—	(28)
Foreign exchange gain (loss)	1	(1)	—	—
Gain (loss) on disposition of assets	(1)	—	—	(1)
Operating profit	22	30	—	52
Equity in net earnings of affiliates	28	(391)	375	12
Interest expense	(13)	—	7	(6)
Interest income	1	11	(7)	5
Other income (expense), net	—	9	—	9
Earnings (loss) from continuing operations before tax	38	(341)	375	72
Income tax provision	(2)	(15)	—	(17)
Earnings (loss) from continuing operations	36	(356)	375	55
Earnings (loss) from discontinued operations	23	—	—	23
Net earnings (loss)	59	(356)	375	78

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	Successor
	As of June 30, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	1	21	936	—	958
Receivables, net:
Trade receivables, net — third party and affiliates	—	—	252	703	—	955
Other receivables	—	940	192	701	(1,309)	524
Inventories	—	—	237	349	—	586
Deferred income taxes	—	—	—	75	—	75
Other assets	—	2	74	30	—	106
Assets of discontinued operations	—	—	3	—	—	3
Total current assets	—	943	779	2,794	(1,309)	3,207
Investments	474	1,118	1,901	439	(3,389)	543
Property, plant and equipment, net	—	—	872	884	—	1,756
Deferred income taxes	—	—	—	30	—	30
Other assets	—	1,130	275	580	(1,341)	644
Goodwill	—	—	396	417	—	813
Intangible assets, net	—	—	124	265	—	389
Total assets	474	3,191	4,347	5,409	(6,039)	7,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	17	1,035	128	(1,040)	140
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	—	1	250	429	—	680
Other current liabilities	—	11	261	736	(269)	739
Deferred income taxes	—	—	—	14	—	14
Income taxes payable	—	—	50	180	—	230
Liabilities of discontinued operations	—	—	7	—	—	7
Total current liabilities	—	29	1,603	1,487	(1,309)	1,810
Long-term debt	—	2,665	1,145	424	(1,341)	2,893
Deferred income taxes	—	—	—	227	—	227
Benefit obligations	—	—	886	117	—	1,003
Other liabilities	—	23	232	197	—	452
Minority interests	—	—	—	523	—	523
Commitments and contingencies
Shareholders' equity	474	474	481	2,434	(3,389)	474
Total liabilities and shareholders' equity	474	3,191	4,347	5,409	(6,039)	7,382

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	Successor
	As of December 31, 2004
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	6	127	705	—	838
Receivables, net:
Trade receivables, net — third party and affiliates	—	—	202	664	—	866
Other receivables	—	934	263	981	(1,500)	678
Inventories	—	—	259	359	—	618
Deferred income taxes	—	—	—	71	—	71
Other assets	—	2	36	48	—	86
Assets of discontinued operations	—	—	2	—	—	2
Total current assets	—	942	889	2,828	(1,500)	3,159
Investments	406	900	1,851	605	(3,162)	600
Property, plant and equipment, net	—	—	749	953	—	1,702
Deferred income taxes	—	—	—	54	—	54
Other assets	—	1,194	263	584	(1,302)	739
Goodwill	—	—	366	381	—	747
Intangible assets, net	—	—	115	285	—	400
Total assets	406	3,036	4,233	5,690	(5,964)	7,401
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	79	1,138	142	(1,215)	144
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	—	1	272	449	—	722
Other current liabilities	—	21	330	822	(285)	888
Deferred income taxes	—	—	—	20	—	20
Income taxes payable	—	—	50	164	—	214
Liabilities of discontinued operations	—	—	7	—	—	7
Total current liabilities	—	101	1,797	1,597	(1,500)	1,995
Long-term debt	—	2,472	1,074	472	(1,302)	2,716
Deferred income taxes	—	—	—	256	—	256
Benefit obligations	—	—	882	118	—	1,000
Other liabilities	—	57	235	218	—	510
Minority interests	—	—	—	518	—	518
Commitments and contingencies
Shareholders' equity (deficit)	406	406	245	2,511	(3,162)	406
Total liabilities and shareholders' equity (deficit)	406	3,036	4,233	5,690	(5,964)	7,401

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

	Successor
	For the Six Months Ended June 30, 2005
	Parent Guarantors	Issuer	Subsidary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	—	(137)	68	250	—	181
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(34)	(52)	—	(86)
Investments in Subsidiaries, net	9	—	—	—	(9)	—
Acquisition of CAG shares	—	—	—	(6)	—	(6)
Fees associated with the acquisitions	—	(2)	(6)	(2)	—	(10)
Acquisition of Vinamul	—	(56)	(134)	(18)	—	(208)
Proceeds from sale of assets	—	—	—	14	—	14
Net proceeds from disposal of discontinued operations	—	—	—	75	—	75
Proceeds from sale of marketable securities	—	—	1	140	—	141
Purchases of marketable securities	—	—	(1)	(58)	—	(59)
Other, net	—	—	—	1	—	1
Net cash provided by (used in) investing activities	9	(58)	(174)	94	(9)	(138)
Financing activities from continuing operations:
Redemption of senior subordinated notes, including related premium	—	(572)	—	—	—	(572)
Repayment of floating rate term loan, including related premium	—	(354)	—	—	—	(354)
Borrowings under term loan facility	—	1,135	—	—	—	1,135
Contribution from Parent	572	572	—	—	(572)	572
Short-term borrowing (repayments), net	—	—	—	(26)	—	(26)
Proceeds (payments) from other long-term debt, net	—	(3)	—	12	—	9
Fees associated with financings	—	(7)	—	—	—	(7)
Distribution to Parent	(581)	(581)	—	—	581	(581)
Net cash provided by (used in) financing activities	(9)	190	—	(14)	9	176
Exchange rate effects on cash	—	—	—	(99)	—	(99)
Net increase in cash and cash equivalents	—	(5)	(106)	231	—	120
Cash and cash equivalents at beginning of period	—	6	127	705	—	838
Cash and cash equivalents at end of period	—	1	21	936	—	958
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	—	(75)	—	(75)
Investing activities	—	—	—	75	—	75
Net cash provided by (used in) discontinued operations	—	—	—	—	—	—

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Successor
	For the Three Months Ended June 30, 2004
	Parent Guarantors	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	$(11)	$(36)	(32)	$(25)	$—	$(104)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(32)	(18)	—	(50)
Acquisition of CAG shares, net of cash acquired	—	—	—	(1,531)	—	(1,531)
Proceeds on sale of assets	—	—	—	1	—	1
Proceeds from sale of marketable securities	—	—	3	24	—	27
Purchases of marketable securities	—	—	—	(28)	—	(28)
Fees associated with acquisition of CAG	(67)	—	—	—	—	(67)
Other, net	—	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	(67)	—	(29)	(1,553)	—	(1,649)
Financing activities from continuing operations:
Initial capitalization	103	—	—	717	—	820
Borrowings under bridge loans	—	272	—	1,293	—	1,565
Repayment of bridge loans	—	(1,565)	—	—	—	(1,565)
Proceeds from issuance of senior subordinated notes	—	1,244	—	—	—	1,244
Proceeds from floating rate term loan	—	350	—	—	—	350
Borrowings under term loan facility	—	30	359	—	—	389
Short-term borrowings (repayments), net	—	—	—	7	—	7
Proceeds (payments) from other long-term debt, net	—	—	(175)	(2)	—	(177)
Issuance of preferred stock by consolidated subsidiary	—	—	—	15	—	15
Fees associated with financings	(24)	(128)	—	—	—	(152)
Dividend payments	—	—	—	(1)	—	(1)
Net cash provided by financing activities	79	203	184	2,029	—	2,495
Exchange rate effects on cash	—	—	—	(26)		(26)
Net increase in cash and cash equivalents	1	167	123	425	—	716
Cash and cash equivalents at beginning of year	—	—	—	—	—	—
Cash and cash equivalents at end of period	$1	$167	$123	$425	$—	$716

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Predecessor
	For the Three Months Ended March 31, 2004
	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	(144)	37	—	(107)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(21)	(23)	—	(44)
Net proceeds from disposal of discontinued operations	134	5	—	139
Proceeds from sale of marketable securities	3	39	—	42
Purchases of marketable securities	(1)	(41)	—	(42)
Other, net	—	1	—	1
Net cash provided by investing activities	115	(19)	—	96
Financing activities from continuing operations:
Short-term borrowings (repayments), net	—	(16)	—	(16)
Payments of other long-term debt	(25)	(2)	—	(27)
Net cash provided by (used in) financing activities	(25)	(18)	—	(43)
Exchange rate effects on cash	—	(1)	—	(1)
Net decrease in cash and cash equivalents	(54)	(1)	—	(55)
Cash and cash equivalents at beginning of period	83	65	—	148
Cash and cash equivalents at end of period	29	64	—	93
Net cash provided by (used in) discontinued operations:
Operating activities	(134)	(5)	—	(139)
Investing activities	134	5	—	139
Net cash provided by (used in) discontinued operations	—	—	—	—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and the results of operations of Celanese Holdings LLC and its subsidiaries (collectively, the "Company" or the "Successor") together with the Unaudited Interim Consolidated Financial Statements and the notes to those financial statements, which were prepared in accordance with U.S. GAAP and with the Celanese Holdings LLC and its subsidiaries consolidated financial statements for the nine months ended December 31, 2004, as filed with the Securities Exchange Commission on Form 10-K.

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

Reconciliation of Non-U.S. GAAP Measures: Management believes that using non-U.S. GAAP financial measures to supplement U.S. GAAP results is useful to investors because such use provides a more complete understanding of the factors and trends affecting the business other than disclosing U.S. GAAP results alone. In this regard, we disclose net debt, which is a non-U.S. GAAP financial measure. Net debt is defined as total debt less cash and cash equivalents. Management uses net debt to evaluate the Company's capital structure. Net debt is not a substitute for any U.S. GAAP financial measure. In addition, the calculation of net debt contained in this report may not be consistent with that of other companies. The most directly comparable financial measure presented in accordance with U.S. GAAP in our financial statements for net debt is total debt. For a reconciliation of net debt and total debt, see "Financial Highlights" below.

Basis of Presentation

Impact of the Acquisition of Celanese AG

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG (the "Purchaser"), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary shares, excluding treasury shares ("CAG Shares"). The ordinary shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended December 31, 2004 and the six months ended June 30, 2005, the Purchaser acquired additional CAG Shares for a purchase price of $33 million and $6 million, respectively. As the additional shares acquired primarily represented exercised employee stock options, the Purchaser's ownership percentage remained at approximately 84% as of December 31, 2004 and June 30, 2005. The additional CAG Shares were acquired pursuant to a mandatory offer commenced in September 2004 that will expire in October 1, 2005, unless further extended.

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

Impact of the Acquisition of Vinamul

In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC ("ICI") for $208 million. The Vinamul product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for 15 years, and the pricing is based on market and other negotiated terms. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Notes 6 and 9 to the Unaudited Interim Consolidated Financial Statements).

In connection with the acquisition of Vinamul, the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed primarily based on the historical cost of the business acquired. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill, and is preliminarily estimated to be $40 million at June 30, 2005. The Company is in the process of determining the fair value of all assets acquired and liabilities assumed. The Company expects to finalize the purchase accounting for this transaction in 2005.

In connection with the acquisition of Vinamul, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, and as of June 30, 2005, has not recorded any liabilities associated with these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs and such amounts could be material.

Successor

Successor—Represents the Company's unaudited consolidated financial position as of June 30, 2005 and December 31, 2004 and its unaudited consolidated results of operations for the three months ended June 30, 2005, March 31, 2005 and June 30, 2004 and for the six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 and for the three months ended June 30, 2004. These consolidated financial statements reflect the application of purchase accounting, described above, relating to the acquisition of CAG and preliminary purchase price accounting adjustments relating to the acquisition of Vinamul.

Predecessor

Predecessor—Represents CAG's consolidated results of operations and cash flows for the three months ended March 31, 2004. These consolidated financial statements relate to periods prior to the acquisition of CAG and Vinamul and present CAG's historical basis of accounting without the application of purchase accounting.

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

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million floating rate term loan, which excludes a $4 million early redemption premium, and $200 million of which was used as the primary financing for the February 2005 acquisition of the Vinamul emulsions business. Additionally, the amended and restated senior credit facilities include a $242 million delayed draw term loan. The delayed draw term loan expired unutilized in July 2005.

Recent Business Highlights:

•	Completed the acquisition of Acetex Corporation in July 2005 to strengthen the Company's positioning in acetyls chemicals. Acetex debt is expected to be retired primarily with cash on hand in August 2005.

•	Began purchasing methanol from Southern Chemical Corporation in an arrangement that is expected to yield significant savings.

•	Realized savings from restructuring and productivity improvements in the three months ended June 30, 2005 in all business segments. Discontinued production of certain acetate flake and filament operations, relocated the Acetate Products headquarters to Dallas. Announced closure and relocation of the Bedminster, N.J., financial functions to Dallas by mid-2006.

•	Announced intention to build a state-of-the-art vinyl acetate ethylene and conventional emulsion polymer facility in China. Startup is targeted for the first half of 2007.

•	Announced plans to construct a world-scale plant for the manufacture of GUR® ultra high molecular weight polyethylene in Asia. Production is expected to begin in the second half of 2007.

•	Continued to focus the product portfolio by exiting non-strategic businesses, such as the high performance polymer polybenzamidazole ("PBI"), Vectran polymer, and emulsion powders.

Overview

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

In the three months ended June 30, 2005, net sales rose 23% to $1,517 million compared to $1,229 million in the same period last year primarily on higher pricing, mainly in Chemical Products, and the sales of the recently acquired Vinamul emulsions business, which closed in the first quarter of 2005. Operating profit rose significantly to $154 million versus $25 million last year on margin expansion principally driven by higher pricing and productivity improvements. These effects more than offset higher raw material and energy costs, mainly for ethylene and natural gas, and higher special charges. Operating profit in 2004 included a $49 million charge for a non-cash inventory-related purchase accounting adjustment. The Company recorded net earnings of $80 million compared to a net loss of $116 million, which included $71 million of deferred financing costs for the prepayment of the senior subordinated bridge loan facilities. The second quarter of 2005 benefited from higher operating profit and a $37 million favorable change in our net foreign currency gain (loss) resulting from exchange rate movements and a change from a net asset to a net liability foreign currency position.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

In the three months ended March 31, 2005, net sales rose 21% to $1,509 million compared to $1,243 million, in the same period last year, primarily on significant higher pricing. Higher volumes, favorable currency movements and composition changes, of which $66 million was related to the Vinamul emulsions acquisition, increased net sales. The Company recorded lower net earnings of $15 million compared to $78 million for CAG largely due to higher interest expense, which included $78 million in refinancing related costs (comprising early redemption premiums and accelerated amortization of deferred financing costs of $55 million and $23 million, respectively), and higher special charges, mainly due to $35 million in expenses for the termination of sponsor monitoring services. The three months ended March 31, 2005 benefited from higher pricing mainly in Chemical Products, driven by strong demand and higher industry capacity utilization. The Company also benefited from cost savings resulting from restructuring and productivity improvement programs as well as lower depreciation and amortization. These benefits were partially offset by higher raw materials and energy costs.

    Financial Highlights

	Successor			Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Three Months Ended March 31, 2004
	(in $ millions)
Statement of Operations Data:
Net sales	1,517	1,229	3,026	1,243
Special charges	(27)	1	(65)	(28)
Operating profit	154	25	323	52
Earnings (loss) from continuing operations before tax and minority interests	133	(95)	190	72
Earnings (loss) from continuing operations	80	(115)	95	55
Earnings (loss) from discontinued operations	—	(1)	—	23
Net earnings (loss)	80	(116)	95	78

	Successor
	As of June 30, 2005	As of December 31, 2004
	(in $ millions)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt - third party and affiliates	140	144
Plus: Long-term debt	2,893	2,716
Total debt	3,033	2,860
Less: Cash and cash equivalents	958	838
Net debt	2,075	2,022

	Successor			Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Three Months Ended March 31, 2004
	(in $ millions)
Other Data:
Depreciation and amortization	67	71	130	72
Operating margin(1)	10.2%	2.0%	10.7%	4.2%
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	8.8%	(7.7)%	6.3%	5.8%

(1)	Defined as operating profit divided by net sales.

Selected Data by Business Segment –Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
	(in $ millions)
Net Sales
Chemical Products	1,085	808	277
Technical Polymers Ticona	223	220	3
Acetate Products	183	173	10
Performance Products	47	45	2
Segment Total	1,538	1,246	292
Other Activities	8	11	(3)
Intersegment Eliminations	(29)	(28)	(1)
Total Net Sales	1,517	1,229	288

Special Charges
Chemical Products	(3)	(1)	(2)
Technical Polymers Ticona	(20)	2	(22)
Acetate Products	—	—	—
Performance Products	—	—	—
Segment Total	(23)	1	(24)
Other Activities	(4)	—	(4)
Total Special Charges	(27)	1	(28)

Operating Profit (Loss)
Chemical Products	155	36	119
Technical Polymers Ticona	5	11	(6)
Acetate Products	10	10	—
Performance Products	15	2	13
Segment Total	185	59	126
Other Activities	(31)	(34)	3
Total Operating Profit	154	25	129

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	149	34	115
Technical Polymers Ticona	22	26	(4)
Acetate Products	12	14	(2)
Performance Products	14	1	13
Segment Total	197	75	122
Other Activities	(64)	(170)	106
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	133	(95)	228

Selected Data by Business Segment –Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004 (Continued)

	Successor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
	(in $ millions)
Depreciation & Amortization
Chemical Products	39	38	1
Technical Polymers Ticona	14	15	(1)
Acetate Products	9	14	(5)
Performance Products	3	2	1
Segment Total	65	69	(4)
Other Activities	2	2	—
Total Depreciation & Amortization	67	71	(4)

Factors Affecting Second Quarter 2005 Segment Sales Compared to Second Quarter 2004

in percent	Volume	Price	Currency	Other(1)	Total
Chemical Products	(1)%	21%	2%	12%	34%
Technical Polymers Ticona	(5)	4	2	—	1
Acetate Products	1	5	—	—	6
Performance Products	2	(3)	5	—	4
Segment Total	(2)%	15%	2%	8%	23%

(1)	Primarily represents sales of the recently acquired Vinamul emulsions business

Summary by Business Segment—Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

        Chemical Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	1,085	808	277
Net sales variance:
Volume	(1)%
Price	21%
Currency	2%
Other	12%
Operating profit	155	36	119
Operating margin	14.3%	4.5%
Special charges	(3)	(1)	(2)
Earnings (loss) from continuing operations before tax and minority interests	149	34	115
Depreciation and amortization	39	38	1

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Chemical Products' net sales increased 34% to $1,085 million compared to the same period last year on significantly higher pricing, sales of the newly acquired Vinamul business and favorable currency movements. Major business lines continued to operate at high utilization rates while volumes declined for non-core derivative products. Pricing increased for most chemical products, particularly vinyl acetate, acetic acid and acetate esters, driven by continued strong demand, high utilization rates across the industry and higher raw material costs, mainly for ethylene and natural gas.

Earnings from continuing operations before tax and minority interests increased to $149 million from $34 million on higher pricing and productivity improvements, which were partly offset by higher raw material costs. Earnings in 2004 included a $15 million charge for a non-cash inventory-related purchase accounting adjustment.

        Technical Polymers Ticona

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	223	220	3
Net sales variance:
Volume	(5)%
Price	4%
Currency	2%
Operating profit	5	11	(6)
Operating margin	2.2%	5.0%
Special charges	(20)	2	(22)
Earnings (loss) from continuing operations before tax and minority interests	22	26	(4)
Depreciation and amortization	14	15	(1)

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Ticona's net sales increased 1% to $223 million compared to the same period last year on higher pricing and favorable currency movements. Pricing rose as previously announced price increases took effect. Volumes declined largely for polyacetal ("POM") due to weakness in the automotive sector, primarily in Europe, and on reduced sales for lower-end applications.

Earnings from continuing operations before tax and minority interests decreased to $22 million from $26 million as higher pricing, cost savings and dividend income from cost investments did not fully offset $20 million in special charges, primarily for the impairment of the COC business, lower volumes and higher raw material costs. Equity in net earnings of affiliates remained relatively flat compared to last year. Earnings in 2004 included an $18 million charge for a non-cash inventory-related purchase accounting adjustment.

        Acetate Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	183	173	10
Net sales variance:
Volume	1%
Price	5%
Operating profit	10	10	—
Operating margin	5.5%	5.8%
Special charges	—	—	—
Earnings (loss) from continuing operations before tax and minority interests	12	14	(2)
Depreciation and amortization	9	14	(5)

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net sales for Acetate Products increased by 6% to $183 million compared to the same period last year on higher pricing and volumes. Pricing increased for all business lines while volumes increased mainly on higher flake sales to the Company's recently expanded China tow ventures.

Earnings from continuing operations before tax and minority interests decreased to $12 million compared to $14 million in the same period last year. Higher pricing and savings from restructuring and productivity improvements were more than offset by increased raw material and energy costs as well as temporarily higher manufacturing costs, resulting from a realignment of production and inventory levels as part of the acetate restructuring strategy.

        Performance Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	47	45	2
Net sales variance:
Volume	2%
Price	(3)%
Currency	5%
Operating profit	15	2	13
Operating margin	31.9%	4.4%
Special charges	—	—	—
Earnings (loss) from continuing operations before tax and minority interests	14	1	13
Depreciation and amortization	3	2	1

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net sales for Performance Products increased by 4% to $47 compared to the same period last year million mainly as the result of favorable currency effects and modest volume increases. Pricing for Sunett® sweetener declined consistent with the Company's positioning strategy for the product while pricing for sorbates continued to improve.

Earnings from continuing operations before tax and minority interests increased to $14 million from $1 million last year, which included a $12 million charge for a non-cash inventory-related purchase accounting adjustment. The increase in earnings resulted from favorable currency movements, improved sorbates performance and productivity improvements.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net sales for Other Activities decreased to $8 million from $11 million in the same quarter last year primarily due to the sale of PBI and the Vectran product lines in the second quarter of 2005. Loss from continuing operations before tax and minority interests improved to a loss of $64 million from a loss of $170 million in the same period last year. This was primarily due to the expensing in 2004 of $71 million in deferred financing costs for the prepayment of the senior subordinated bridge loan facilities. Also contributing to this decrease was a $37 million favorable change in our net foreign currency gain (loss) resulting from exchange rate movements and a change from a net asset to a net liability foreign currency position.

Summary of Consolidated Results — Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net Sales

Net sales rose 23% to $1,517 million in the second quarter compared to the same period last year primarily on higher pricing (15%), mainly in the Chemical Products segment, sales of the recently acquired Vinamul emulsions business in February 2005 (8%), and favorable currency movements (2%). These increases were slightly offset by lower volumes (2%).

Gross Profit Margin

Gross profit margin increased to $342 million or 23% of sales in the three months ended June 30, 2005 from $171 million or 14% of sales in the comparable period last year. This increase primarily reflects significantly higher pricing and productivity improvements, primarily in Chemical Products, and the absence of a $49 million non-cash charge for the manufacturing profit added to inventory under purchase accounting which was charged to cost of sales. Higher raw material and energy costs partially offset these increases.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased to $134 million compared to $125 million for the same period last year. This increase is primarily due to higher amortization expense of identifiable intangible assets acquired from CAG of $10 million as well the inclusion of the Vinamul emulsions business acquired in February 2005. These increases were partially offset by cost savings.

Special Charges

The components of special charges for the three months ended June 30, 2005 and 2004 were as follows:

	Successor	Successor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(in $ millions)
Employee termination benefits	(7)	(1)
Plant/office closures	—	—
Total Restructuring	(7)	(1)
Asset impairments	(24)	—
Insurance recoveries associated with plumbing cases	4	2
Total Special Charges	(27)	1

Special charges increased to $27 million compared to income of $1 million for the same period last year. This increase was primarily due an additional impairment charge associated with revised estimates related to the Company's decision to divest its cyclo-olefin copolymer ("COC") business.

Operating Profit

Operating profit rose significantly to $154 million versus $25 million last year on margin expansion principally driven by higher pricing and productivity improvements. The effects more than offset higher raw material and energy costs, mainly for ethylene and natural gas, and higher special charges. Operating profit in 2004 included a $49 million charge for a non-cash inventory-related purchase accounting adjustment.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates decreased by $6 million to $12 million for the three months ended June 30, 2005, compared to the same period last year. This decrease is primarily due to an impairment charge of $10 million related to the Estech GmbH & Co. KG venture, a producer of neopolyol esters in Oberhausen, Germany. Cash distributions received from equity affiliates increased to $10 million for the three months ended June 30, 2005, compared to $6 million in the same period of 2004.

Interest Expense

Interest expense decreased to $59 million for the three months ended June 30, 2005 from $124 million in the same period last year as interest expense in 2004 included $71 million of deferred financing costs for the prepayment of the senior subordinated bridge loan facilities. This decrease was slightly offset by increased interest on higher debt levels.

Interest Income

For the three months ended June 30, 2005, interest income increased by $1 million to $8 million compared to the same period in the prior year.

Other Income (Expense), Net

Other income (expense), net increased to $18 million of income for the three months ended June 30, 2005, compared to expense of $21 million for the comparable period last year. This increase is primarily due to a favorable change of $37 million in our net foreign currency gain (loss) resulting from exchange rate movements and a change from a net asset to a net liability foreign currency position. This increase was partially offset by expenses associated with the anticipated guaranteed payment to CAG minority shareholders of $7 million. Dividend income accounted for under the cost method remained flat at $7 million for the three months ended June 30, 2005, compared to the same period in 2004.

Income Taxes

Income taxes for the three months ended June 30, 2005 and 2004, are recorded based on the estimated annual effective tax rate. As of June 30, 2005, the estimated annualized tax rate for 2005 is 30%, which is less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. For the three months ended June 30, 2004, a tax expense of $10 million was recorded which resulted in a tax rate of negative 11%. This effective tax rate was primarily affected by the non-recognition of tax benefits associated with acquisition related expenses.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations was $0 million for the three months ended June 30, 2005 compared to a loss of $1 million from the comparable period last year. The loss in the three months ended June 30, 2004 reflected a purchase price adjustment related to the sale of the nylon business.

Net Earnings (Loss)

As a result of the factors mentioned above, the Company had net earnings of $80 million in the three months ended June 30, 2005, compared to a net loss of $116 million in the same period last year.

Selected Data by Business Segment –Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Net Sales
Chemical Products	1,044	818	226
Technical Polymers Ticona	239	227	12
Acetate Products	196	172	24
Performance Products	47	44	3
Segment Total	1,526	1,261	265
Other Activities	12	11	1
Intersegment Eliminations	(29)	(29)	—
Total Net Sales	1,509	1,243	266

Special Charges
Chemical Products	(1)	(1)	—
Technical Polymers Ticona	(1)	(1)	—
Acetate Products	(1)	—	(1)
Performance Products	—	—	—
Segment Total	(3)	(2)	(1)
Other Activities	(35)	(26)	(9)
Total Special Charges	(38)	(28)	(10)

Operating Profit (Loss)
Chemical Products	177	65	112
Technical Polymers Ticona	39	31	8
Acetate Products	20	9	11
Performance Products	13	11	2
Segment Total	249	116	133
Other Activities	(80)	(64)	(16)
Total Operating Profit	169	52	117

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	193	64	129
Technical Polymers Ticona	51	45	6
Acetate Products	20	9	11
Performance Products	12	11	1
Segment Total	276	129	147
Other Activities	(219)	(57)	(162)
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	57	72	(15)

Selected Data by Business Segment –Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004 (Continued)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Depreciation & Amortization
Chemical Products	34	39	(5)
Technical Polymers Ticona	15	16	(1)
Acetate Products	9	13	(4)
Performance Products	3	2	1
Segment Total	61	70	(9)
Other Activities	2	2	—
Total Depreciation & Amortization	63	72	(9)

Factors Affecting First Quarter 2005 Segment Sales Compared to First Quarter 2004

in percent	Volume	Price	Currency	Other(1)	Total
Chemical Products	(1)%	22%	3%	4%	28%
Technical Polymers Ticona	2	—	3	—	5
Acetate Products	11	3	—	—	14
Performance Products	9	(7)	5	—	7
Segment Total	2%	15%	2%	2%	21%

(1)	Primarily represents sales of the recently acquired Vinamul emulsions business

Summary by Business Segment—Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

        Chemical Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	1,044	818	226
Net sales variance:
Volume	(1)%
Price	22%
Currency	3%
Other	4%
Operating profit	177	65	112
Operating margin	17.0%	7.9%
Special charges	(1)	(1)	—
Earnings (loss) from continuing operations before tax and minority interests	193	64	129
Depreciation and amortization	34	39	(5)

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

        Technical Polymers Ticona

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	239	227	12
Net sales variance:
Volume	2%
Currency	3%
Operating profit	39	31	8
Operating margin	16.3%	13.7%
Special charges	(1)	(1)	—
Earnings (loss) from continuing operations before tax and minority interests	51	45	6
Depreciation and amortization	15	16	(1)

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

        Acetate Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	196	172	24
Net sales variance:
Volume	11%
Price	3%
Operating profit	20	9	11
Operating margin	10.2%	5.2%
Special charges	(1)	—	(1)
Earnings (loss) from continuing operations before tax and minority interests	20	9	11
Depreciation and amortization	9	13	(4)

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

        Performance Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	47	44	3
Net sales variance:
Volume	9%
Price	(7)%
Currency	5%
Operating profit	13	11	2
Operating margin	27.7%	25.0%
Special charges	—	—	—
Earnings (loss) from continuing operations before tax and minority interests	12	11	1
Depreciation and amortization	3	2	1

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

Interest Expense

Interest expense increased to $140 million for the three months ended March 31, 2005 from $6 million in the same period last year, primarily due to expenses of $78 million including early redemption premiums and deferred financing costs associated with the refinancing that occurred in the first quarter of 2005. Higher debt levels resulting primarily from the acquisition of CAG and higher interest rates also increased interest expense.

Interest Income

For the three months ended March 31, 2005, interest income increased by $5 million to $10 million compared to the same period in the prior year, primarily due to higher average cash levels.

Other Income (Expense), Net

Other income (expense), net decreased to $3 million of income for the three months ended March 31, 2005, compared to $9 million for the comparable period last year. This decrease is primarily due to expenses associated with the anticipated guaranteed payment to CAG minority shareholders and the ineffective portion of a net investment hedge. These decreases were partially offset by higher dividends from cost investments. Dividend income accounted for under the cost method increased by $8 million to $14 million for the three months ended March 31, 2005, compared to the same period in 2004. The increase in the first quarter of 2005 primarily resulted from the timing of receipt of dividends.

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

Net Earnings

As a result of the factors mentioned above, net earnings decreased by $63 million to $15 million in the three months ended March 31, 2005, compared to the same period last year.

Outlook

For the second half of the year, the Company expects that global GDP will remain strong and that pricing could be impacted as the acetyls market absorbs the industry capacity expansions planned for the second half of 2005. The Company also expects the Acetex acquisition to be accretive in the second half of 2005.

For the remainder of the year, the Company expects to incur expenses and cash outlays for the restructuring of its businesses and product portfolio, cost improvement and focused growth in core areas.

Liquidity and Capital Resources

Cash Flows

Net Cash Provided by/(Used in) Operating Activities

Cash flow from operating activities increased to a cash inflow of $181 million for the six months ended June 30, 2005 compared to a cash flow of $211 million for the same period last year. This increase primarily resulted from the contribution of an increase in operating profit in 2005 of $246 million, the payment of a $95 million obligation to a third party in 2004, the absence of payments associated with stock appreciation rights of $59 million, recoveries from an insurance provider related to the plumbing matters of $44 million in 2005, a decrease in pension contributions of $125 million and an increase in dividends received from cost and equity investments of $32 million. These increases were partially offset by higher interest payments and contributions to the non-qualified pension plan's rabbi trusts of $63 million in 2005. Unfavorable foreign currency effects on the euro versus the U.S. dollar on cash and cash equivalents increased to $99 million from $27 million in the same period last year.

Net Cash Provided by/(Used in) Investing Activities

Net cash from investing activities improved to a cash outflow of $138 million in the six months ended June 30, 2005 compared to a cash outflow of $1,553 million for the same period last year. The cash outflow in 2004 resulted from the CAG acquisition. The 2005 cash outflow included the acquisition of the Vinamul emulsions business and a decrease in net proceeds from disposal of discontinued operations of $64 million. These items were partially offset by an increase in cash inflows related to net sales of marketable securities of $83 million. The net proceeds from the disposal of discontinued operations represents cash received in 2005 from an early contractual settlement of receivables of $75 million related to the sale in 2000 of the Predecessor's interest in Vinnolit Kunstoff GmbH and Vintron GmbH while the net proceeds of $139 million in the same period last year represented the net proceeds from the sale of the acrylates business. Capital expenditures on property, plant, and equipment decreased to $86 million from $94 million in 2004.

Net Cash Provided by/(Used in) Financing Activities

Net cash from financing activities decreased to a cash inflow of $176 million for the six months ended June 30, 2005 compared to a cash inflow of $2,452 million in the same period last year. The higher cash inflow in 2004 primarily reflected higher net proceeds from borrowings in connection with the acquisition of CAG. Major financing activities for 2005 are as follows:

•	Borrowings under the term loan facility of $1,135 million.

•	Distribution to Parent of $581 million.

•	Redemption and related premiums of the senior subordinated notes of $572 million.

•	Contribution from Parent of $572 million.

•	Repayment of floating rate term loan, including related premium, of $354 million.

Refer to the Liquidity Section for more information.

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

In January 2005, Celanese Corporation completed an initial public offering of Series A common stock and received net proceeds of $752 million after deducting underwriters' discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible preferred stock and the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes held by Crystal US Holdings 3 L.L.C. and $521 million of the Company's senior subordinated notes, which excludes early redemption premiums of $19 million and $51 million, respectively. We also used a portion of the proceeds from additional borrowings under our senior credit facilities to repay our $350 million floating rate term loan, which excludes a $4 million early redemption premium, and used $200 million of the proceeds as the primary financing for the acquisition of the Vinamul emulsion business. In the three months ended June 30, 2005, the Company distributed $581 million of the net proceeds of the amended and restated senior credit facilities to its Parent.

In July 2005, the Company acquired Acetex Corporation ("Acetex") for $270 million and assumed Acetex's $235 million of debt, which is net of cash acquired of $66 million. Acetex's operations include an acetyls business with plants in Europe and a North-American specialty polymers and film business. Acetex also previously concluded an agreement for a venture to build an acetyls complex in Saudi Arabia and has commenced the technical planning for this facility. The Company acquired Acetex using existing cash. The Company had Acetex exercise its option to redeem its 10 7/8% senior notes due 2009 totalling approximately $265 million. The redemption will be funded primarily with cash on hand and is expected to take place August 19, 2005. The redemption price is expected to be approximately $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005.

As of June 30, 2005, the Company had total debt of $3,033 million and cash and cash equivalents of $958 million. Net debt (total debt less cash and cash equivalents) increased 3% to $2,075 million from $2,022 million as of December 31, 2004.

Subsequent to June 30, 2005, the Company declared dividends aggregating $9 million to its Parent.

The Company is in compliance with all of its covenant agreements as of June 30, 2005.

Contractual Obligations.    The following table sets forth our fixed contractual debt obligations as of June 30, 2005:

Fixed Contractual Debt Obligations	Total	Remaining 2005	2006-2007	2008-2009	2010 and thereafter
	(in $ millions)
Senior Credit Facilities — Term Loans Facility	1,725	9	34	33	1,649
Senior Subordinated Notes(1)	953	—	—	—	953
Other Debt(2)	354	94	41	22	197
Total Fixed Contractual Debt Obligations	3,032	103	75	55	2,799

(1)	Does not include $4 million of premium on the $225 million of the senior subordinated notes issued July 1, 2004.

(2)	Does not include $2 million purchase accounting adjustment resulting from the acquisition of CAG.

Senior Credit Facilities.    As of June 30, 2005, the senior credit facilities of $2,553 million consist of a term loan facility, a revolving credit facility, and a credit-linked revolving facility.

Subsequent to the consummation of the initial public offering of Celanese Corporation in January 2005, we entered into amended and restated senior credit facilities which increased the facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of June 30, 2005, the term loan facility had a balance of $1,725 million (including approximately €275 million), which matures in 2011. In addition, there was a $242 million delayed draw facility which expired unutilized in July 2005.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In January 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. The $228 million credit-linked revolving facility, which matures in 2009, includes borrowing capacity available for letters of credit. As of July 31, 2005, there were $226 million of letters of credit issued under the credit-linked revolving facility. As of July 31, 2005, there was $58 million of letters of credit issued under the revolving credit facility. As of July 31, 2005, $544 million remained available for borrowing under the revolving credit facilities (taking into account letters of credit issued under the credit-linked revolving facility).

Senior Subordinated Notes.    In February 2005, we used approximately $521 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the early redemption. As of June 30, 2005, the senior subordinated notes, excluding $4 million of premiums, consist of $796 million of 9 5/8% Senior Subordinated Notes due 2014 and €130 million of 10 3/8% Senior Subordinated Notes due 2014. All of BCP Crystal's U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal's obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis.

Other Debt.    Other debt of $354 million, which does not include a $2 million reduction under purchase accounting, is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and capital lease obligations.

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

There have been no material revisions to the critical accounting policies as filed in the Company's Annual Report on Form 10-K for the nine months ended December 31, 2004 with the Securities and Exchange Commission on March 31, 2005.

During the six months ended June 30, 2005, the Company recorded asset impairments primarily consisting of revised estimates related to the Company's decision to divest its COC business. The Company also increased goodwill by $20 million associated with purchase accounting adjustments related to the acquisition of CAG.

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

Item 4.    Controls and Procedures

On March 30, 2005, we received a letter from KPMG LLP ("KPMG"), our independent auditors, in connection with the audit of our financial statements as of and for the nine months ended December 31, 2004, which identified two material weaknesses in our internal controls for the same period, both of which continued during the period covered by this Quarterly Report. The first material weakness related to several deficiencies in the assessment of hedge effectiveness and documentation. The required adjustments were made in the proper accounting period, except for one hedging transaction adjusted during the period covered by this Quarterly Report. We do not believe that these adjustments had any material impact on previously reported financial information. The second material weakness related to conditions preventing our ability to adequately research, document, review and draw conclusions on accounting and reporting matters, which had previously resulted in adjustments that had to be recorded to prevent our financial statements from being materially misleading. The conditions largely related to significant increases in the frequency of, and the limited amount of time and technical accounting resources available to address, complex accounting matters and transactions and as a result of the consummation of simultaneous debt and equity offerings during the year-end closing process. In response to the letter from KPMG with respect to the first material weakness identified above, during the period covered by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we organized a team responsible for the identification and documentation of potential derivative accounting transactions and commenced formal training for team members specifically related to derivative accounting. In addition, with respect to the second material weakness identified above, during the six-month period ended June 30, 2005, we endeavored to ensure that adequate time was made available for company personnel to adequately research, document, review and conclude on accounting and reporting matters and to increase accounting resources. Despite our efforts, conditions relating to the material weaknesses identified above continued during the period covered by this Quarterly Report. We are continuing our efforts to implement these initiatives, which have materially affected and are reasonably likely to affect materially our internal controls over financial reporting.

Celanese Holdings, under the supervision and with the participation of Celanese Holdings' management, including the chief executive officer (CEO) and chief financial officer (CFO), performed an evaluation of the effectiveness of Celanese Holdings' "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "34 Act")) as of June 30, 2005. Disclosure controls and procedures are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based on this evaluation, and as a result of the material weakness that was identified and continued during the period covered by this Quarterly Report, Celanese Holdings' CEO and CFO concluded that, as of June 30, 2005, the end of the period covered by this Quarterly Report, Celanese Holdings' disclosure controls and procedures were not effective for gathering, analyzing and disclosing the material information Celanese Holdings is required to disclose in the reports it files under the 34 Act, within the time periods specified in the rules and forms of the SEC. Except as discussed above, there have been no changes in Celanese Holdings' "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the 34 Act) during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Plumbing Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, and in the Quarterly Report on Form 10-Q for the three months ended March 31, 2005 occurred during the second quarter of 2005. For a summary of the history and current status of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Sorbates Antitrust Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, occurred during the second quarter of 2005, except as set forth below. For a summary of the history and current status of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

In January 2005, Hoechst, Nutrineva, and other subsidiaries, as well as other sorbates manufacturers entered into a settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington. Pursuant to the terms of the settlement agreement, the defendants agreed to refrain from engaging in anticompetitive conduct with respect to the sale or distribution of sorbates and pay an immaterial amount to the states in satisfaction of all released claims.

Acetic Acid Patent Infringement Matters

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, occurred during the second quarter of 2005. For a summary of the history and current status of this matter, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Shareholder Litigation

During August 2004, nine actions were brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004.

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

In a related matter, twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending. In addition, on May 9, 2005 one minority shareholder brought forward an additional action with the Frankfurt District Court (Landgericht) and requested the court rule that the shareholder resolutions passed at the extraordinary general meeting on July 30-31, 2004 were void based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. This action has not been suspended.

Further, on August 2, 2004, two minority shareholders instituted public register proceedings with each of the Königstein Local Court (Amtsgericht) and the Frankfurt District Court (Landgericht), both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting, an alleged undercapitalization of the Purchaser and Blackstone and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and in June 2005 the Frankfurt District Court (Landgericht) ruled that it does not have jurisdiction over this matter. The claims in the Konigstein Local Court (Amtsgericht) are still pending.

Based upon information available as of the date of this document, the outcome of the foregoing proceedings cannot be predicted with certainty. Except for certain challenges on limited grounds, the time period to bring forward challenges has expired.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to us. Several minority shareholders of CAG initiated special award proceedings seeking the court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. This could reduce the funds the Purchaser can make available to Celanese Holdings and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. However, the court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. The dismissal has been appealed.

In February 2005, a minority shareholder also brought a lawsuit against the Purchaser, as well as a former member of CAG's board of management and a former member of CAG's supervisory board, in the Frankfurt District Court (Landgericht). Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Tender Offer and seeks compensation for damages suffered as a consequence of tendering shares in the Tender Offer. The court ruled against the Plaintiff in this matter in June 2005. The plaintiff appealed this decision with respect to the Purchaser and the former member of the CAG board of management; however, with respect to the former member of the CAG supervisory board, the plaintiff has accepted the court's ruling.

Based upon the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.

Other Matters

As of June 30, 2005, Celanese Ltd. and/or CNA Holdings, Inc., both our U.S. subsidiaries, are defendants in approximately 680 asbestos cases. Because many of these cases involve numerous plaintiffs, we are subject to claims significantly in excess of the number of actual cases. We have reserves for defense costs related to claims arising from these matters. We believe we do not have any significant exposure in these matters.

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

CELANESE HOLDINGS LLC
By:	/s/ David N. Weidman
	Name:	David N. Weidman
	Title:	President and Chief Executive Officer
	Date:	August 12, 2005
By:	/s/ Corliss J. Nelson
	Name:	Corliss J. Nelson
	Title:	Vice President and Chief Financial Officer (Principal Financial Officer)
	Date:	August 12, 2005