Form 10-K
period 2005-12-31
Celanese Holdings LLC
filed 2006-03-31
CIK 1297288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).
Yes No

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2005 (the last business day of the registrants' most recently completed second fiscal quarter) is not applicable.

Celanese Holdings LLC has one membership interest outstanding which is owned by Crystal US Holdings 3 L.L.C., a Delaware limited liability company.

CELANESE HOLDINGS LLC
Form 10-K
For the Fiscal Year Ended December 31, 2005

Basis of Presentation

In this Annual Report on Form 10-K, the term "Celanese Holdings" refers to Celanese Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The terms the "Company," "we," "our" and "us" refer to Celanese Holdings and its subsidiaries on a consolidated basis. The term "BCP Crystal" refers to our subsidiary BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term "Purchaser" refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term "Original Shareholders" refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms "Sponsor" and "Advisor" refer to certain affiliates of The Blackstone Group. For accounting purposes, Celanese Holdings and its consolidated subsidiaries are referred to as the "Successor."

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

In October 2004, the ultimate parent of Celanese Holdings, Celanese Corporation, a Delaware corporation ("Celanese Corporation") and certain of its subsidiaries completed an organizational restructuring (the "Restructuring") pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Basis of Presentation – Impact of the Acquisition of Celanese AG"), the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to Celanese Caylux Holdings Luxembourg S.C.A. ("Celanese Caylux"), formerly BCP Caylux Holdings Luxembourg, which resulted in Celanese Caylux owning 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. Thereafter, Celanese Caylux transferred certain assets, including its equity ownership interest in CAC to BCP Crystal.

Pursuant to a voluntary tender offer commenced in February 2004, the Purchaser, an indirect wholly-owned subsidiary of the Company, in April 2004 acquired approximately 84% of the ordinary shares of Celanese AG (the "CAG Shares") outstanding. All references in this document to the outstanding ordinary shares of CAG (as defined below) exclude treasury shares, unless expressly stated otherwise. Pursuant to a mandatory offer commenced in September 2004 and continuing as of the date of this document, the Purchaser acquired additional CAG Shares. In August 2005, the Purchaser acquired approximately 5.9 million, or approximately 12%, of the outstanding CAG Shares from two shareholders. As a result of these acquisitions, partially offset by the issuance of additional CAG Shares as a result of the exercise of options issued under the CAG stock option plan, as of the date of this document, we own approximately 98% of the outstanding CAG shares. The mandatory offer will remain open until two months following final resolution of the minority shareholder award proceedings pending in German courts.

Following the transfer of CAC to BCP Crystal, (1) BCP Crystal Holdings Ltd. 2 contributed substantially all of its assets and liabilities (including all outstanding capital stock of Celanese Caylux) to BCP Crystal and (2) BCP Crystal assumed certain obligations of Celanese Caylux, including all rights and obligations of Celanese Caylux under the senior credit facilities, the floating rate term loan and the notes. BCP Crystal Holdings Ltd. 2 reorganized as a Delaware limited liability company and changed its name to Celanese Holdings LLC. Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd. reorganized as a Delaware corporation and changed its name to Celanese Corporation. BCP Crystal, at its discretion, may subsequently cause the liquidation of Celanese Caylux.

As a result of these transactions, Celanese Holdings holds indirectly, and BCP Crystal holds directly, 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, Celanese Holdings and BCP Crystal hold, indirectly, all of the outstanding common stock of CAG held by the Purchaser and all of the wholly owned subsidiaries of Celanese Holdings that guarantee Celanese Caylux's obligations under the senior credit facilities and guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 on an unsecured senior subordinated basis.

The term "Concurrent Financings" refers, collectively, to the ultimate contribution to BCP Crystal of a portion of the proceeds from the offering of Celanese Corporation's Series A common stock and convertible perpetual preferred stock, the entering into of our amended and restated senior credit facilities and the use of proceeds therefrom in each case. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity". The term "Transactions" refers, collectively, to the Tender Offer, the borrowing of the original $608 million term loan and the $1,565 million senior subordinated bridge loan facilities on April 6, 2004, the June and July 2004 repayment of the senior subordinated bridge loan facilities and the borrowing of the $350 million floating rate term loan and the $1,225 million and €200 million of senior subordinated notes (such June and July 2004 repayment and borrowings, the "Refinancing") and the issuance in September 2004 by Crystal LLC of $853 million aggregate principal amount at maturity (with $513 million in gross proceeds) of senior discount notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity".

The consolidated financial statements of the Successor for the year ended December 31, 2005 and for the nine months ended December 31, 2004, and the consolidated financial statements of the Predecessor for the three months ended March 31, 2004 and for the year ended December 31, 2003 contained in this annual report (collectively, the "Consolidated Financial Statements") were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for all periods presented. The Consolidated Financial Statements and other financial information included in this document, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

CAG is a foreign private issuer and previously filed its consolidated financial statements as of September 30, 2005 and 2004 in its Annual Report on Form 20-F. In accordance with German law, the reporting currency of the CAG consolidated financial statements is the euro. As a result of the Purchaser's acquisition of voting control of CAG, the financial statements of CAG contained in this document are reported in U.S. dollars to be consistent with our reporting requirements. For CAG's reporting requirements, the euro continues to be the reporting currency.

Market Industry and Data Forecasts

This document includes industry data and forecasts that Celanese Holdings has prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In this document, the terms "SRI Handbook," "CMAI Methanol Analysis," "Nexant Chem Study 2003," "Nexant Chem Study 2002" and "Tecnon Orbichem Survey" refer to the SRI International Chemical Economics Handbook, CMAI 2004 World Methanol Analysis, Nexant Chem Systems September 2003 PERP Acetic Acid Study, Nexant Chem Systems February 2002 Vinyl Acetate Study and Tecnon Orbichem Acetic Acid and Vinyl Acetate World Survey Fourth quarter 2005 report, respectively. The statements regarding Celanese Holding's market position in this document are based on information derived from the SRI Handbook, CMAI Methanol Analysis, Tecnon Orbichem Survey, Nexant Chem Study 2002 and Nexant Chem Study 2003.

AO Plus™, BuyTiconaDirect™, CelActiv®, Celanex®, Celcon®, Celstran®, Celvolit®, Compel®, GUR®, Hoecat®, Hostaform®, Impet®, Impet-HI®, Mowilith®, Nutrinova® DHA, Riteflex®, Sunett®, Topas®, Vandar®, VAntage™, Vectra®, Vectran®, Vinamul®, Elite®, Duroset® and certain other products and services named in this document are registered trademarks and service marks of CAG. Acetex® is a registered trademark of Acetex Corporation, a subsidiary of the Company. Fortron® is a registered trademark of Fortron Industries, a venture of Celanese AG.

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

Item 1.    Business

Celanese Holdings

We are an integrated global producer of value-added industrial chemicals and have the first or second market positions worldwide in products comprising the majority of our sales. We are the world's largest producer of acetyl products, including acetic acid and vinyl acetate monomer ("VAM"), polyacetal products ("POM"), as well as a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. Our operations are located in North America, Europe and Asia. In addition, we have substantial ventures primarily in Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating efficiencies and proprietary production technologies.

We have a large and diverse global customer base consisting principally of major companies in a broad array of industries. For the year ended December 31, 2005 approximately 36% of our net sales were to customers located in North America, approximately 40% to customers in Europe and Africa and approximately 24% to customers in Asia, Australia and the rest of the world.

Segment Overview

We operate through four business segments: Chemical Products, Technical Polymers Ticona, Acetate Products and Performance Products. The table below illustrates each segment's net sales to external customers for the year ended December 31, 2005, as well as each segment's major products and end use markets.

	Chemical Products	Technical Polymers Ticona	Acetate Products(2)	Performance Products
2005 Net Sales(1)	$4,200 million	$887 million	$659 million	$180 million
Major Products	•Acetic acid •Vinyl acetate monomer (VAM) •Polyvinyl alcohol (PVOH) •Emulsions •Acetic anhydride •Acetate esters •Carboxylic acids •Methanol	•Polyacetal products (POM) •UHMW-PE (GUR) •Liquid crystal polymers (Vectra) •Polyphenylene sulfide (Forton)	•Acetate tow	•Sunett sweetener •Sorbates
Major End-Use Markets	•Paints •Coatings •Adhesives •Lubricants •Detergents	•Fuel system components •Conveyor belts •Electronics •Seat belt mechanisms	•Filter products	•Beverages •Confections •Baked goods •Dairy products

(1)	Consolidated net sales of $6,070 million for the year ended December 31, 2005, also include $144 million net sales from Other Activities, primarily attributable to our captive insurance companies and our AT Plastics business. Net sales in 2005 of Chemical Products excludes inter-segment sales of $136 million for the year ended December 31, 2005.

(2)	In 2005, we exited the acetate filament business and commenced consolidating our flake and tow production to three sites instead of five.

Chemical Products

Our Chemical Products segment produces and supplies acetyl products, including acetic acid, acetate esters, VAM, polyvinyl alcohol and emulsions. We are a leading global producer of acetic acid, the world's largest producer of VAM and the largest North American producer of methanol, the major raw material used for the production of acetic acid. We are also the largest polyvinyl alcohol producer in North America. These products are generally used as building blocks for value-added products or in intermediate chemicals used in the paints, coatings, inks, adhesives, films, textiles and building products industries. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products. For the year ended December 31, 2005, net sales to external customers of acetyls were $1,966 million, acetyl derivatives and polyols were $1,003 million and all other business lines combined totaled $1,231 million.

Technical Polymers Ticona

Our Technical Polymers Ticona segment ("Ticona") develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. Together with our 45%-owned venture Polyplastics Co., Ltd. ("Polyplastics"), our 50%-owned venture Korea Engineering Plastics Company Ltd., or KEPCO, and Fortron Industries, our 50-50 venture with Kureha Chemicals Industry of Japan, we are a leading participant in the global technical polymers business. The primary products of Ticona are polyacetal products or POM, and GUR, an ultra-high molecular weight polyethylene. POM is used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. For the year ended December 31, 2005, sales to external customers in the Technical Polymers Ticona segment were $887 million.

Acetate Products

Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products. We are one of the world's leading producers of acetate tow, including production by our ventures in China. In October 2004, we announced plans to consolidate our acetate flake and tow manufacturing by early 2007 and to exit the acetate filament business, which ceased production in April 2005. This restructuring is being implemented to increase efficiency, reduce over-capacities in certain manufacturing areas and to focus on products and markets that provide long-term value. For the year ended December 31, 2005, sales to external customers in this segment were $659 million.

Performance Products

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries. For the year ended December 31, 2005, sales to external customers in this segment were $180 million.

Competitive Strengths

We have benefited from a number of competitive strengths, including the following:

Leading Market Positions

We have the first or second market positions globally in products that make up a majority of our sales. We are a leading global producer of acetic acid and the world's largest producer of VAM. Ticona and our ventures, Polyplastics and KEPCO, are leading suppliers of POM and other engineering resins in North America, Europe and the Asia/Pacific region. Our leadership positions are based on our large share of global production capacity, operating efficiencies, proprietary technology and competitive cost structures in our major products.

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

Global Reach

We operate thirty-one production facilities throughout the world. The ventures in which we participate operate in ten additional facilities. We have a strong and growing presence in Asia (particularly in China). Our infrastructure of manufacturing plants, terminals, and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing markets, while our geographic diversity reduces the potential impact of volatility in any individual country or region.

International Strategic Investments

Our strategic investments, including our ventures, have enabled us to gain access, minimize costs and accelerate growth in new markets, while also generating significant cash flow and earnings. Our equity investments and cost investments represent an important component of our growth strategy. During the year ended December 31, 2005, we received $66 million and $89 million in dividends from our strategic equity and cost investments, respectively. Also, for the year ended December 31, 2005, we recorded $61 million of earnings from our equity investments in equity in net earnings from affiliates. See Note 10 to the Consolidated Financial Statements and "Investments" commencing on page 18 of this Item 1 for additional information on our equity and cost investments.

Diversified Products and End-Use Markets

We offer our customers a broad range of products in a wide variety of end-use markets. For example, Ticona offers customers a broad range of high-quality engineering plastics to meet the needs of customers in numerous end-use markets, such as automotive, electrical/electronics, appliance and medical. Chemical Products has leading market positions in an integrated chain of basic and performance-based acetyl products, sold into diverse industrial applications. This product diversity and market exposure help us to reduce the potential impact of volatility in any individual market segment.

Business Strategies

We are focused on increasing operating cash flows, profitability, return on investment and shareholder value, which we believe can be achieved through the following business strategies:

Maintain Cost Advantage and Productivity Leadership

We continually seek to reduce our production and raw material costs. In July 2005 we commenced purchasing most of our North American internal methanol requirements from Southern Chemical Corporation under a multi-year agreement at a lower cost than we could manufacture ourselves. Our advanced process control ("APC") projects generate savings in energy and raw materials while increasing yields in production units. Most significantly, Six Sigma is a pervasive and important tool in both operations and administration for achieving greater productivity and growth. We continue to focus on opportunities and process technology improvements focused on energy reduction. We will continue using best practices to reduce costs and increase equipment reliability in maintenance and project engineering.

Focused Business Investment

We intend to continue investing strategically in growth areas, including new production capacity, to extend our global market leadership position. Historically, our strong market position has enabled us to initiate capacity growth to take advantage of projected demand growth. For example, we are building a 600,000 metric ton per year world-scale acetic acid plant in China, the world's fastest growing market for acetic acid and its derivatives. The plant is scheduled for commercial sales in the first quarter of 2007. Our plans include adding the right capacity at the right time, in the right location, at the right cost.

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

Enhance Value of Portfolio

We will continue to further optimize our business portfolio through divestitures, acquisitions and strategic investments that enable us to focus on businesses in which we can achieve market, cost and technology leadership over the long term. In addition, we intend to continue to expand our product mix into higher value-added products. We acquired Vinamul, the North American and European emulsion polymer business of National Starch and Chemical Company ("NSC"), a subsidiary of Imperial Chemical Industries PLC ("Vinamul"), in February 2005 and Acetex Corporation ("Acetex"), a producer of acetyl products and specialty polymers and films in July 2005. We divested non-core businesses, such as acrylates in 2004, as well as our interest in a fuel cell venture, our omega-3 DHA performance products business, and our cyclo-olefin co-polymer business ("COC"), in 2005.

Business Segments

Chemical Products

The Chemical Products segment consists of six business lines: Acetyls, Acetyl Derivatives and Polyols, Polyvinyl Alcohol, Emulsions, Specialties, and other chemical activities. All business lines in this segment mainly conduct business using the "Celanese" trade name, except Polyvinyl Alcohol, which uses the trademark Celvol, Emulsions, which uses the trademarks Mowilith and Celvolit, Vinamul, Elite, Duroset and Acetex. The following table lists key products and their major end use markets.

Key Chemical Products	Major End Use Markets
Acetic Acid	Vinyl Acetate Monomer, Acetic Anhydride and Purified Terephtalic Acid or PTA, an Intermediate used in the production of Polyester resins, films and fibers
Acetic Anhydride	Cellulose Acetate and Pharmaceuticals
Vinyl Acetate Monomer (VAM)	Paints, Adhesives, Paper Coatings, Films and Textiles
Acetate Esters	Coatings, Inks
Oxo Alcohols	Plasticizers, Acrylates, Esters, Solvents and Inks
Polyvinyl Alcohol (PVOH)	Adhesives, Building Products, Paper Coatings, Films and Textiles
Emulsions	Water-Based Quality Surface Coatings, Adhesives, Non-Woven Textiles and Glass Fibers
Carboxylic Acids	Lubricants, Detergents and Specialties
Amines	Agricultural Products and Water Treatments
Polyvinyl Acetate	Chewing Gum
Ethylene Vinyl Alcohol	Packaging Materials

Business Lines

Acetyls.    The acetyls business line produces:

•	Acetic acid, used to manufacture VAM and other acetyl derivatives. We manufacture acetic acid for our own use, as well as for sale to third parties, including producers of purified terephthalic acid, or PTA, and to other participants in the acetyl derivatives business;

•	VAM, used in a variety of adhesives, paints, films, coatings and textiles. We manufacture VAM for our own use, as well as for sale to third parties;

•	Methanol, principally sold to the merchant market;

•	Acetic anhydride, a raw material used in the production of cellulose acetate, detergents and pharmaceuticals; and

•	Acetaldehyde, a major feedstock for the production of polyols. Acetaldehyde is also used in other organic compounds such as pyridines, which are used in agricultural products.

Acetic acid, methanol, and VAM, like other commodity products, are characterized by cyclicality in pricing. The principal raw materials in these products are natural gas and ethylene, which we purchase from numerous sources; carbon monoxide, which we both manufacture and purchase under long-term contracts; methanol, which we both manufacture and purchase under long-term and short-term contracts; and butane, which we purchase from one supplier and can also obtain from other sources. All these raw materials, except carbon monoxide, are commodities and are available from a wide variety of sources.

Our production of acetyl products employs leading proprietary and licensed technologies, including our proprietary AO Plus acid-optimization technology for the production of acetic acid and VAntage vinyl acetate monomer technology. AO Plus enables plant capacity to be increased with minimal investment, while VAntage enables significant increases in production efficiencies, lower operating costs and increases in capacity at 10 to 15% of the cost of building a new plant.

Acetyl Derivatives and Polyols.    The acetyl derivatives and polyols business line produces a variety of solvents, polyols, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives, and other products.

Many acetyl derivatives products are derived from our production of acetic acid and oxo alcohols. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume;

•	Propyl acetate, an acetate ester that is a solvent used in inks, lacquers and plastics;

•	Methyl ethyl ketone, a solvent used in the production of printing inks and magnetic tapes;

•	Butyric acid, an intermediate for the production of esters used in artificial flavors;

•	Propionic acid, an organic acid used to protect and preserve grain; and

•	Formic acid, an organic acid used in textile dyeing and leather tanning.

Polyols and formaldehyde products are derivatives of methanol and are made up of the following products:

•	Formaldehyde, primarily used to produce adhesive resins for plywood, particle board, POM engineering resins and a compound used in making polyurethane;

•	Polyol products such as pentaerythritol, used in coatings and synthetic lubricants; trimethylolpropane, used in synthetic lubricants; neopentyl glycol, used in powder coatings; and 1,3-butylene glycol, used in flavorings and plasticizers.

Oxo alcohols and intermediates are produced from propylene and ethylene and include:

•	Butanol, used as a solvent for lacquers, dopes and thinners, and as an intermediate in the manufacture of chemicals, such as butyl acrylate;

•	Propanol, used as an intermediate in the production of amines for agricultural chemicals, and as a solvent for inks, resins, insecticides and waxes; and

•	Synthesis gas, used as an intermediate in the production of oxo alcohols and specialties.

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

Polyvinyl Alcohol.    Polyvinyl alcohol, or PVOH, is sold under the Celvol trademark and is a performance chemical engineered to satisfy particular customer requirements. It is used in adhesives, building products, paper coatings, films and textiles. The primary raw material to produce PVOH is VAM, while acetic acid is produced as a by-product. Prices vary depending on industry segment and end use application. Products are sold on a global basis, and competition is from all regions of the world. Therefore, regional economies and supply and demand balances affect the level of competition in other regions. According to industry sources on PVOH, we are the largest North American producer of PVOH and the third largest producer in the world.

Emulsions.    The products in Celanese's emulsion business include conventional emulsions and high-pressure vinyl acetate ethylene emulsions. Emulsions are made from VAM, acrylate esters and styrene. They are a key component of water-based quality surface coatings, adhesives, non-woven textiles and other applications. Emulsions are sold under the Mowilith and Celvolit brands, and, since February 2005, the Vinamul, Elite and Duroset brands.

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

We contributed our commercial, technical and operational oxo business activities in Oberhausen, Germany to European Oxo GmbH, Celanese's European oxo chemicals venture with Degussa AG ("Degussa"). The venture began operations in October 2003.

Facilities

Chemical Products has production sites in the United States, Canada, Mexico, Singapore, Spain, Sweden, Slovenia, the United Kingdom, the Netherlands, France and Germany. The emulsions business line also has tolling arrangements in France. We also participate in a venture in Saudi Arabia that produces methanol and Methyl Tertiary-Butyl Ether or MTBE. Over the last few years, we have continued to shift our production capacity to lower cost production facilities while expanding in growth markets, such as China. As a result, we shut down our formaldehyde unit in Edmonton, Alberta, Canada in mid-2004 and announced in August 2005 that we intend to close this unit in late 2006 or early 2007.

Capital Expenditures

The Chemical Products segment's capital expenditures by the Successor for the year ended December 31, 2005 were $111 million and for the nine months ended December 31, 2004 were $64 million. Chemical Products capital expenditures by the Predecessor were $15 million for the three months ended

March 31, 2004, and $109 million for the year ended December 31, 2003. The capital expenditures incurred during these periods related primarily to efficiency and safety improvement-related items associated with the normal operations of the business. Capital expenditures in 2003 also included the integration of a company-wide SAP system.

Markets

The following table illustrates net sales by destination of the Chemical Products segment by geographic region of the Successor for the year ended December 31, 2005 and for the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the year ended December 31, 2003.

Net Sales to External Customers by Destination—Chemical Products

	Successor				Predecessor
	Year Ended December 31, 2005		Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31, 2003
	(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	1,607	38%	949	38%	306	39%	1,181	39%
Europe/Africa	1,625	39%	965	39%	314	40%	1,183	40%
Asia/Australia	809	19%	484	19%	144	18%	522	18%
Rest of World	159	4%	93	4%	25	3%	82	3%

Chemical Products markets its products both directly to customers and through distributors. It also utilizes a number of "e-channels", including its website at www.chemvip.com, as well as system to system linking through its industry portal, Elemica.

Acetic acid and VAM are global businesses which have several large customers. Generally, we supply these global customers under multi-year contracts. The customers of acetic acid and VAM produce polymers used in water-based paints, adhesives, paper coatings, film modifiers and textiles. We have long-standing relationships with most of these customers.

PVOH is sold to a diverse group of regional and multinational customers mainly under single year contracts. The customers of the PVOH business line are primarily engaged in the production of adhesives, paper, films, building products, and textiles. Polyvinyl acetate and ethylene vinyl alcohol, both of which we acquired in July 2005 in the Acetex acquisition, are used in chewing gum and packaging materials, respectively.

Emulsions are sold to a diverse group of regional and multinational customers. Customers for emulsions are manufacturers of water-based quality surface coatings, adhesives, and non-woven textiles.

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

Competition

Our principal competitors in the Chemical Products segment include Air Products and Chemicals, Inc., Atofina S.A., BASF AG ("BASF"), Borden Chemical, Inc., BP p.l.c. ("BP"), Chang Chun Petrochemical Co., Ltd., Daicel Chemical Industries Ltd. ("Daicel"), The Dow Chemical Company ("Dow"), Eastman Chemical Corporation ("Eastman"), E. I. DuPont de Nemours and Company ("DuPont"), Methanex Corporation, Lyondell Chemical Company ("Lyondell"), Nippon Goshei, Perstorp Inc., Rohm & Haas Company ("Rohm and Haas"), Showa Denko K.K., and Kuraray Co. Ltd.

Technical Polymers Ticona

The Technical Polymers Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers. The following table lists key Ticona products, their trademarks, and their major end use markets.

Key Ticona Products	Major End Use Markets
Hostaform/Celcon/Amcel (POM)	Automotive, Electronics, Consumer Products and Medical
GUR (Ultra High Molecular Weight) Polyethylene or PE-UHMW	Profiles, Battery Separators, Industrial Specialties Filtration, Coatings and Medical
Celanex/Vandar/Riteflex/Impet (Polyester Engineering Resins)	Electrical, Electronics, Automotive and Appliances
Vectra (Liquid Crystal Polymers)	Electronics, Telecommunications, Consumer and Medical
Fortron* (Polyphenylene Sulfide or PPS)	Electronics, Automotive and Industrial
Celstran, Compel (long fiber reinforced thermoplastics	Automotive and Industrial

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

Ticona works in concert with its customers to enable innovations and develop new or enhanced products. Ticona focuses its efforts on developing new markets and applications for its product lines, often developing custom formulations to satisfy the technical and processing requirements of a customer's applications. For example, Ticona has worked closely with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels in the new generation of common rail diesel engines. The product can also be used in automotive fuel sender units where it remains stable at the high operating temperatures present in direct-injection diesel engines.

Ticona's customer base consists primarily of a large number of plastic molders and component suppliers, which are often the primary suppliers to original equipment manufacturers, or OEMs. Ticona works with these molders and component suppliers as well as directly with the OEMs to develop and improve specialized applications and systems.

Prices for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided. The specialized product lines are not particularly susceptible to cyclical swings in pricing. POM pricing, mainly in standard grades, is, however, somewhat more price competitive, with many minimum-service providers competing for volume sales.

Business Lines

POM is sold under the trademark Hostaform and Amcel in all regions but North America, where we sell them under the trademark Celcon. Polyplastics, in which we hold a 45% ownership interest, and KEPCO, in which we hold a 50% ownership interest, are leading suppliers of POM and other engineering resins in the Asia/Pacific region. POM is used for mechanical parts, including door locks and seat belt mechanisms, in automotive applications and in electrical, consumer and medical applications such as drug delivery systems and gears for appliances.

The primary raw material for POM is formaldehyde, which is manufactured from methanol. Ticona currently purchases formaldehyde in the United States from our Chemical Products segment and, in Europe, manufactures formaldehyde from purchased methanol.

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

Fortron, a polyphenylene sulfide, or PPS, product, is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance, including fuel system parts, radiator pipes and halogen lamp housings, and often replaces metal in these demanding applications. Fortron is manufactured by Fortron Industries, Ticona's 50-50 venture with Kureha Chemicals Industry Co., Ltd. ("KCI") of Japan.

In December 2004, we approved a plan to dispose of Ticona's COC business. The sale of the COC business was completed in December 2005.

Facilities

Ticona has polymerization, compounding and research and technology centers in Germany, Brazil and the United States. Ticona's Kelsterbach, Germany production site is located in close proximity to one of the sites being considered for a new runway under the Frankfurt airport's expansion plans. The construction of this particular runway could have a negative effect on the plant's current production capacity and future development. While the state government of Hesse and the owner of the airport promote the expansion of this option, it is uncertain whether this option is in accordance with applicable laws. Although the state government of Hesse expects the plan approval for the airport expansion in 2007 and the start of operations in 2009-2010, neither the final outcome of this matter nor its timing can be predicted at this time.

Capital Expenditures

Ticona's capital expenditures by the Successor for the year ended December 31, 2005 and the nine months ended December 31, 2004 was $54 million and $64 million, respectively. Ticona's capital expenditures by the Predecessor were $20 million for the three months ended March 31, 2004 and $56 million for the year ended December 31, 2003. Ticona had expenditures in each of these periods relating primarily to efficiency and safety improvement associated with the normal operations of the business. In 2004, Ticona completed its expansion of its Oberhausen GUR PE-UHMW capacity by 10,000 metric tons per year, and increased its North American POM capacity by 20% to 102,000 tons. The capital expenditures for 2003 also include construction of a new administrative building in Florence, Kentucky and the integration of a company-wide SAP system.

Markets

The following table illustrates the destination of the net sales of the Technical Polymers Ticona segment by geographic region of the Successor for the year ended December 31, 2005 and the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the year ended December 31, 2003.

Net Sales to External Customers by Destination—Technical Polymers Ticona

	Successor				Predecessor
	Year Ended December 31, 2005		Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31, 2003
	(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	339	38%	247	39%	95	42%	350	45%
Europe/Africa	465	53%	331	52%	116	51%	373	49%
Asia/Australia	44	5%	33	5%	9	4%	19	3%
Rest of World	39	4%	25	4%	7	3%	20	3%

Ticona's sales in the Asian market are made mainly through its ventures, Polyplastics, KEPCO and Fortron Industries, which are accounted for under the equity method and therefore not included in Ticona's consolidated net sales. If Ticona's portion of the sales made by these ventures were included in the chart above, the percentage of sales sold in Asia/Australia would be substantially higher. A number of Ticona's POM customers, particularly in the appliance, electrical components, toys and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. To meet the expected increased demand in this region, we, along with Polyplastics, Mitsubishi Gas Chemical Company Inc., and KEPCO agreed on a venture to construct and operate a world-scale 60,000 metric ton POM facility in China. We indirectly own an approximate 38% interest in this venture. Work on the new facility commenced in July 2003, and the new plant commenced operations in September 2005.

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

Competition

Ticona's principal competitors include BASF, DuPont, General Electric Company ("GE") and Solvay S.A. Smaller regional competitors include Asahi Kasei Corporation, DSM NV, Mitsubishi Plastics, Inc., Chevron Phillips Chemical Company, L.P. ("Chevron"), Braskem S.A., Teijin and Toray Industries Inc.

ACETATE PRODUCTS

The Acetate Products segment consists of acetate filter products or acetate tow, which uses the "Celanese" brand to market its products. The acetate tow market continues to be characterized by stability and slow growth. The segment's acetate filament business line was discontinued in the fourth quarter of 2005.

Business Lines

Acetate filter products are used primarily in cigarette filters. According to the 2002 Stanford Research Institute International Chemical Economics Handbook, we are the world's leading producer of acetate tow, including production of our ventures in Asia.

We produce acetate flake by processing wood pulp with acetic anhydride. We purchase wood pulp that is made from reforested trees from major suppliers and produce acetic anhydride internally. The acetate flake is then further processed into acetate fiber in the form of a tow band.

We have an approximately 30% interest in three manufacturing ventures in China that produce cellulose acetate flake and tow. Our partner in each of these ventures is a Chinese state-owned tobacco entity. In addition, 17% of our 2005 acetate tow sales were sold directly to China, the largest single market for acetate tow in the world. Two of the ventures completed tow expansions in January 2005, and the third venture completed its tow expansion in June 2005. Flake expansion is expected to be completed in 2007. Although our direct tow sales into China will decrease as a result of the venture expansions, the future dividends that we expect to receive from these ventures are projected to increase.

Acetate Products is continuing its cost reduction and operations improvement efforts. These efforts are directed toward reducing costs while achieving higher productivity of employees and equipment. In addition to restructuring activities previously undertaken, we outsourced the operation and maintenance of our utility operations at the Narrows, Virginia and Rock Hill, South Carolina plants in 2003. We also closed our Charlotte, North Carolina administrative and research and development facility and relocated the functions there to the Rock Hill and Narrows locations. The relocation was substantially completed during the third quarter of 2004. In July 2005, we relocated our Rock Hill administrative functions to our Dallas corporate headquarters. In December 2005, we sold our Rock Hill and Charlotte sites.

Facilities

Acetate Products has production sites in the United States, Canada, Mexico and Belgium, and participates in three manufacturing ventures in China. In October 2004, we announced plans to close the Rock Hill, South Carolina, production site, which occurred in April 2005, and to shutdown production of acetate products at the Edmonton, Alberta, Canada site by 2007. Additionally, filament production at Narrows and Ocotlan was discontinued by mid-2005 and flake production at Ocotlan was recommissioned in the first quarter of 2005.

Capital Expenditures

Acetate Products capital expenditures by the Successor for the year ended December 31, 2005 and the nine months ended December 31, 2004 were $35 million and $32 million, respectively. The Acetate Products segment's capital expenditures by the Predecessor were $8 million for the three months ended March 31, 2004, and $39 million for the year ended December 31, 2003. The capital expenditures incurred during these years related primarily to efficiency, environmental and safety improvement-related items associated with the normal operations of the business. Capital expenditures in 2003 also included the integration of a company-wide SAP system.

Markets

The following table illustrates the destination of the net sales of Acetate Products by geographic region of the Successor for the year ended December 31, 2005 and the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004 and for the year ended December 31, 2003.

Net Sales to External Customers by Destination—Acetate Products

	Successor				Predecessor
	Year Ended December 31, 2005		Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31, 2003
	(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	126	19%	67	15%	24	17%	76	14%
Europe/Africa	202	31%	139	32%	43	29%	187	35%
Asia/Australia	315	48%	222	50%	75	51%	258	48%
Rest of World	16	2%	13	3%	5	3%	16	3%

Sales in the acetate filter products industry were principally to the major tobacco companies that account for a majority of worldwide cigarette production. Our contracts with most of our customers, including our largest customer, with whom we have a long-standing relationship, are entered into on an annual basis. In recent years, the cigarette industry has experienced consolidation.

Competition

Principal competitors in the Acetate Products segment include Acetate Products Ltd. ("Acordis"), Daicel, Eastman and Rhodia S.A. ("Rhodia").

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

Business Lines

Nutrinova's food ingredients business consists of the production and sale of high intensity sweeteners and food protection ingredients, such as sorbic acid and sorbates worldwide, as well as the resale of other food ingredients mainly in Japan, Australia and Mexico.

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

Capital Expenditures

Performance Products capital expenditures by the Successor were $3 million and $3 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. Capital expenditures by the Predecessor were $0 million for the three months ended March 31, 2004 and $2 million for the year ended December 31, 2003. The capital expenditures incurred during these years related to efficiency, debottlenecking, quality and safety improvement items associated with the normal operation of the business.

Markets

The following table illustrates the destination of the net sales of Performance Products by geographic region of the Successor for the year ended December 31, 2005 and the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the year ended December 31, 2003.

Net Sales to External Customers by Destination—Performance Products

	Successor				Predecessor
	Year Ended December 31, 2005		Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31, 2003
	(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	58	32%	52	40%	19	43%	73	43%
Europe/Africa	80	44%	49	37%	17	39%	59	35%
Asia/Australia	30	17%	21	16%	6	14%	28	17%
Rest of World	12	7%	9	7%	2	4%	9	5%

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

Competition

The principal competitors for Nutrinova's Sunett sweetener are Holland Sweetener Company, The NutraSweet Company, Ajinomoto Co., Inc., Tate and Lyle plc and several Chinese manufacturers. In sorbates, Nutrinova competes with Nantong AA, Daicel, Yu Yao/Ningbo, Yancheng AmeriPac and other Chinese manufacturers of sorbates.

Other Activities

Other Activities includes revenues mainly from the captive insurance companies, Pemeas GmbH ("Pemeas") and, since July 2005, AT Plastics. Pemeas, a venture with a consortium of investors led by Conduit Ventures, a London based venture capital company, develops high temperature membrane assemblies or MEA's for fuel cells. We contributed our MEA activity to Pemeas in April 2004. In December 2005, we sold our common stock interest back to Pemeas Corporation. The Company continues to hold a preferred stock interest in Pemeas. Other Activities also includes corporate activities, several service companies and other ancillary businesses, which do not have significant sales.

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

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Earnings from equity investments	61	36	12	35
Dividends and other distributions from equity investments	66	22	16	23
Dividends from cost investments	89	33	6	53

	Year Ended December 31,
	2005	2004	2003
	(in $ millions)
Depreciation and amortization of equity investees (unaudited)	32	28	27
Depreciation and amortization of cost investees (unaudited)	15	16	17
Total depreciation and amortization equity and cost investees (unaudited)	47	44	44

The fiscal year end for all ventures is December 31. Depreciation and amortization as presented in the table above represents the amounts recorded by the ventures based on local generally accepted accounting principles, computed in proportion to our ownership percentage. These amounts are not included in the depreciation and amortization reported by the Successor and the Predecessor.

The table below represents our significant ventures:

Name	Location	Ownership	Accounting Method	Partner(s)	Description
Chemical Products
European Oxo JV	Germany	50.0%	Equity	Degussa AG	European propylene-based oxo chemicals business
National Methanol Co.	Saudi Arabia	25.0%	Equity	SABIC/ CTE Petrochemicals	Methanol Production
Technical Polymers Ticona
Korea Engineering Plastics Co., Ltd. (KEPCO)	Korea	50.0%	Equity	Mitsubishi Gas Chemical Company, Inc.	POM
Polyplastics Co., Ltd.	Japan	45.0%	Equity	Daicel Chemical Industries Ltd.	POM
Fortron Industries	U.S.	50.0%	Equity	Kureha Chemical Industries	PPS
Acetate Products
Kunming Cellulose Fibers Co. Ltd.	China	30.0%	Cost	China National Tobacco Corp.	Acetate tow production
Nantong Cellulose Fibers Co. Ltd.	China	31.0%	Cost	China National Tobacco Corp.	Acetate tow & flake production
Zhuhai Cellulose Fibers Co. Ltd.	China	30.0%	Cost	China National Tobacco Corp.	Acetate tow production

Major Equity Investments

Polyplastics Co., Ltd.    Polyplastics is a leading supplier of engineering plastics in the Asia-Pacific region. Established in 1964 and headquartered in Japan, Polyplastics is a 45/55 venture between us and Daicel. Polyplastics' principal production facilities are located in Japan, Taiwan, Malaysia and together with KEPCO and Mitsubishi, China. We believe Polyplastics is the largest producer and marketer of POM in the Asia-Pacific region.

Korea Engineering Plastics Co. Ltd.    Founded in 1987, KEPCO is the leading producer of polyacetal in South Korea. We acquired our 50% interest in KEPCO in 1999 from the Hyosung Corporation, a Korean conglomerate. Mitsubishi owns the remaining 50% of KEPCO, which operates a 55,000-ton annual capacity POM plant in Ulsan, South Korea and participates in the facility in China mentioned under Polyplastics above.

Fortron Industries.    Fortron Industries is a 50/50 venture between us and KCI for polyphenylene sulfide ("PPS"). Production facilities are located in Wilmington, NC. We believe Fortron has the leading technology in linear polymer.

European Oxo GmbH.    European Oxo GmbH is our 50/50 venture with Degussa for propylene-based oxo chemicals and has production facilities in Oberhausen and Marl, Germany.

InfraServs.    We hold ownership interests in several InfraServ groups located in Germany. InfraServs own and develop industrial parks and provide on-site general and administrative support to tenants.

Major Cost Investments

China Acetate Products Ventures.    We hold approximately 30% ownership interests (50% board representation) in three separate venture acetate products production entities in China: the Nantong, Kunming, and Zhuhai Cellulose Fiber Companies. In each instance, Chinese state-owned entities control the remainder. The terms of these ventures were recently extended through 2020. With an estimated 30% share of the world's cigarette production and consumption, China is the world's largest and fastest growing market for acetate tow products. In combination, these ventures represent the market leader in Chinese domestic acetate production and are well positioned to capture future growth in the Chinese cigarette market. We and our partners expanded the manufacturing facilities at all three ventures in China in 2005. Flake expansion is expected to be completed in 2007. The ventures are funding the investments from operating cash flows.

National Methanol Co. (Ibn Sina).    With production facilities in Saudi Arabia, National Methanol Co. represents 2% of the world's methanol production capacity and is the world's eighth largest producer of MTBE. Methanol and MTBE are key global commodity chemical products. We indirectly own a 25% interest in National Methanol Co., with the remainder held by the Saudi Basic Industries Corporation (SABIC) (50%) and Texas Eastern Arabian Corporation Ltd. (25%). SABIC has responsibility for all product marketing.

These investments, where Celanese Holdings owns greater than a 20% ownership interest, are accounted for under the cost method of accounting because Celanese Holdings cannot exercise significant influence.

Acquisitions and Divestitures

In the last three years, we acquired the following businesses:

•	In July 2005, we acquired Acetex Corporation, a producer of acetyl products and specialty polymers and films.

•	In February 2005, we acquired the Vinamul emulsions business of the National Starch and Chemical Company, a subsidiary of ICI.

In the last three years, we divested the following businesses:

Successor

•	In December 2005, we sold our COC business to a venture between Daicel and Polyplastics.

•	In December 2005, we sold our common stock interest in Pemeas GmbH to Pemeas Corporation.

•	In December 2005, we sold our omega-3 DHA business.

•	In August 2005, we announced our intention to wind up Estech, our venture with Hatco Corporation for neopolyol esters.

•	In July 2005, we announced an agreement to sell our emulsion powders business to National Starch and Chemical Company and to Elotex AG, both subsidiaries of ICI. This transaction closed in September 2005.

•	In May 2005, we sold our polybenzamidazole fiber and polymer business to PBI Performance Products, Inc., an affiliate of the Intertech Group.

•	In April 2005, we sold our Vectran polyarylate fiber business to Kuraray America Inc., a subsidiary of Kuraray Co., Ltd. of Japan.

Predecessor

•	In February 2004, CAG sold its acrylates business to Dow.

•	In December 2003, Ticona completed the sale of its nylon business line to BASF.

Raw Materials and Energy

We purchase a variety of raw materials from sources in many countries for use in our production processes. We have a policy of maintaining, when available, multiple sources of supply for materials. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and acetaldehyde. Although we have been able to obtain sufficient supplies of raw materials, there can be no assurance that unforeseen developments will not affect our raw material supply. Even if we have multiple sources of supply for a raw material, there can be no assurance that these sources can make up for the loss of a major supplier. Nor can there be any guarantee that profitability will not be affected should we be required to qualify additional sources of supply in the event of the loss of a sole supplier. In addition, the price of raw materials varies, often substantially, from year to year.

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. For example, the volatility of prices for natural gas and ethylene (whose cost is in part linked to natural gas prices) has increased in recent years. Our production facilities rely largely on coal, fuel oil, natural gas and electricity for energy. Most of the raw materials for our European operations are centrally purchased by our subsidiary, which also buys raw materials on behalf of third parties. We manage our exposure through the use of derivative instruments and forward purchase contracts for commodity price hedging, entering into long-term supply agreements, and multi-year purchasing and sales agreements. Management's policy for the majority of its natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. As of December 31, 2005 and 2004, there were no derivative contracts outstanding. In 2003, there were forward contracts covering approximately 35% of Chemical Products' North American requirements. Management regularly assesses its practice of purchasing a portion of its commodity requirements forward and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. Management capped its exposure on approximately 20% of its U.S. natural gas requirements during the months of August and September of 2004. The fixed price natural gas forward contracts and any premium associated with the purchase of a price cap are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap or cap contracts correlate to the actual purchases of the commodity and have the effect or securing or limiting predetermined prices for the underlying commodity. Although these contracts were structured to limit exposure to increases in commodity prices, certain swaps may also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. These cash-settled swap or cap contracts were accounted for as cash flow hedges.

We also lease supplies of various precious metals, such as rhodium, used as catalysts for the manufacture of Chemical Products. With growing demand for these precious metals, most notably in the automotive industry, the cost to purchase or lease these precious metals has increased, causing a shortage in supply. These circumstances are expected to continue into the second half of 2006. For precious metals, the leases are distributed between a minimum of three lessors per product and are divided into several contracts. A reassessment of the long term strategy regarding the lease or purchase of precious metals, reflecting the changed market conditions for some metals, is under way. Although we seek to offset increases in raw material prices with corresponding increases in the prices of our products, we may not be able to do so, and there may be periods when such products price increases lag behind raw material cost increases.

Research and Development

All of our businesses conduct research and development activities to increase competitiveness. Ticona and Performance Products, in particular are innovation-oriented businesses that conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications.

Chemical Products has been focusing on improving core production technologies, such as improving catalyst development, and supporting both debottlenecking and cost reduction efforts. In the segment's Emulsions business line, research and development is focused on new products, new applications and new technology platforms. In particular, an emphasis is placed on continuously upgrading existing products, particularly in the paints and coatings area.

Acetate Products has been concentrating on developing new applications for acetate tow, such as its use in disposable consumer materials.

Research in Ticona is focused on the development of new formulations and applications for its products, improved manufacturing processes and new polymer materials with varying chemical and physical properties in order to meet customer needs and to generate growth. This effort involves the entire value chain from new or improved monomer production, polymerization and compounding, to working closely with end-users to identify new applications that can take advantage of these high performance features. Ticona is continually improving compounding recipes to extend product properties and grades, while offering grade consistency on a global basis. In addition, Ticona is developing new polymerization and manufacturing technology in order to meet economic and ecological goals without sacrificing high quality processing.

The research and development activities of Performance Products are conducted at Nutrinova's Frankfurt, Germany location. They are directed towards expanding its existing technologies and developing new applications for existing products in close cooperation with its customers.

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

In most industrial countries, patent protection exists for new substances and formulations, as well as for unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors and vigorously challenge patent and trademark infringement. For example, Chemical Products maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe, Asia and the United States. We are currently pursuing a number of matters relating to the infringement of our acetic acid patents. Some of our earlier acetic acid patents will expire in 2007; other patents covering acetic acid are presently pending.

As patents expire, the products and processes described and claimed in those patents become generally available for use by the public. Our European and U.S. patents for making Sunett expired at the end of the first quarter of 2005, thereby reducing our ability to realize revenues from making Sunett due to increased competition and potential limitations and possibly causing results of operations and cash flows relating to the product to be less favorable than in the past. We believe that the loss of no other single patent which may expire in the next several years will materially adversely affect our business or financial results.

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

We are subject to environmental laws and regulations that may require us to remove or mitigate the effects of the disposal or release of chemical substances at various sites. Under some of these laws and regulations, a current or previous owner or operator of property may be held liable for the costs of removal or remediation of hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. As many of our production sites have an extended history of industrial use, it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination has occurred at some of our sites, and might occur or be discovered at other sites. Our worldwide expenditures for the year ended December 31, 2005, including those with respect to third party and divested sites, and those for compliance with environmental control regulations and internal company initiatives, totaled $84 million, of which $8 million was for capital projects. It is anticipated that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, due to new air regulations in the U.S., management expects that there will be a temporary increase in compliance costs that will total approximately $35 million to $45 million through 2007. According to our estimates, there may be an additional increase of approximately $50 million in addition to the $35 million to $45 million during that time depending on the outcome of the pending court challenge to the low risk alternative method of compliance allowed by recent air regulations for Industrial/Commercial/Institutional Boilers and Process Heaters, but thereafter management believes that the current spending trends will continue. It is difficult to estimate the future costs of environmental protection and remediation because of many uncertainties, including uncertainties about the status of laws, regulations, and information related to individual locations and sites. Subject to the foregoing, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we believe that capital expenditures and remedial actions to comply with existing laws governing environmental protection will not have a material adverse effect on our business and financial results.

Air Issues

In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change drafted the Kyoto Protocol, which would establish significant emission reduction targets for six gases considered to have global warming potential (referred to as greenhouse gases) and would drive mandatory reductions in developed nations subject to the Protocol. With Russia's ratification in November 2004, the Protocol has been adopted by enough of the larger, industrialized countries (defined in Annex I to the Protocol) and came into effect in February 2005 in all nations that have ratified it. The European Union or EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002 and have formulated applicable regulations. Recent European Union regulations required all EU member states, to have implemented a trading system covering carbon dioxide emissions by January 1, 2005. Accordingly, an emission trading system came into effect at the start of 2005. The new regulation directly affects our power plants at the Kelsterbach and Oberhausen sites in Germany and the Lanaken site in Belgium, as well as the power plants being operated by other InfraServ entities on sites at which we operate. Our power plants and the InfraServ entities may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions further, which could result in increased capital expenditures. The new regulation also indirectly affects our other operations in the EU, which may experience higher energy costs from third party providers. However, we have determined that the impact of this legislation on future capital spending and operating costs will not be material.

In 2002, President Bush announced new climate change initiatives for the U.S. Among the policies to be pursued is a voluntary commitment to reduce the "greenhouse gas intensity" of the U.S. economy by 18% within the next ten years. The Bush Administration is seeking to partner with various industrial sectors, including the chemical industry, to reach this goal. The American Chemistry Council, of which we are a member, has committed to pursue additional reductions in greenhouse gas intensity toward an overall target of 18% by 2012, using 1990 emissions intensity as the baseline. We currently emit carbon dioxide and smaller amounts of methane and experience some losses of polyfluorinated hydrocarbons used as refrigerants. We have invested and continue to invest in improvements to our processes that increase energy efficiency and decrease greenhouse gas intensity.

In some cases, compliance with environmental health and safety requirements involves our incurring capital expenditures. Due to new air regulations in the United States, management expects that there will be a temporary increase in compliance costs that will total approximately $35 million to $45 million through 2007. For example, the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants regulations, and various approaches to regulating boilers and incinerators, including the National Emission Standards for Hazardous Air Pollutants (NESHAP) for Industrial/Commercial/Institutional Boilers and Process Heaters, will impose additional requirements on our operations. A significant portion of the NESHAP for Industrial/Commercial/Industrial Boilers and Process Heaters regulation that provides for a low risk alternative method of compliance for hydrogen chloride emissions has been challenged in federal court. We cannot predict the outcome of this challenge, which could, if successful, increase our costs by, according to our estimates, approximately $50 million in addition to the $35 million to $45 million noted above through 2007 to comply with this regulation.

Chemical Products Issues

Other new or revised regulations may place additional requirements on the production, handling, labeling or use of some chemical products. Pursuant to a European Union regulation on Risk Assessment of Existing Chemicals, the European Chemicals Bureau of the European Commission has been conducting risk assessments on approximately 140 major chemicals. Some of the chemicals initially being evaluated include VAM, which CAG produces, as well as competitors' products, such as styrene and 1,3-butadiene. These risk assessments entail a multi-stage process to determine whether and to what extent the Commission should classify the chemical as a carcinogen and, if so, whether this classification, and related labeling requirements, should apply only to finished products that contain specified threshold concentrations of a particular chemical. In the case of VAM, we currently do not expect a final ruling until 2007. We and other VAM producers are participating in this process with detailed scientific analyses supporting the industry's position that VAM is not a probable human carcinogen and that labeling of end products should not be required but that, if it is, should only be at relatively high parts per million of residual VAM levels in the end products. It is not possible for us to predict the outcome or effect of any final ruling.

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

Our wholly-owned subsidiary, InfraServ Verwaltungs GmbH, is the general partner of the InfraServ companies that provide on-site general and administrative services at German sites in Frankfurt am

Main-Hoechst, Gendorf, Huerth-Knapsack, Wiesbaden, Oberhausen and Kelsterbach. Producers at the sites, including our subsidiaries, are owners of limited partnership interests in the respective InfraServ companies. The InfraServ companies are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate. However, the InfraServ companies have agreed to indemnify Hoechst from any environmental liability arising out of or in connection with environmental pollution of any InfraServ site. The partnership agreements provide that, as between the limited partners, each limited partner is responsible for any contamination caused predominantly by such partner. The limited partners have also undertaken to indemnify Hoechst against such liabilities. Any liability that cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ company in question. In view of this potential obligation to eliminate residual contamination, the InfraServ companies in which we have an interest, have recorded provisions totaling approximately $69 million as of December 31, 2005. If the InfraServ companies default on their respective indemnification obligations to eliminate residual contamination, the limited partners in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServ companies or the limited partners, these liabilities are to be borne by us in accordance with the demerger agreement.

As between Hoechst and CAG, Hoechst has agreed to indemnify CAG for two-thirds of these demerged residual liabilities. Likewise, in some circumstances CAG could be responsible for the elimination of residual contamination on a few sites that were not transferred to Infraserv companies, in which case Hoechst must reimburse CAG for two-thirds of any costs so incurred.

Some of our facilities in Germany are over 100 years old, and there may be significant contamination at these facilities. Provisions are not recorded for potential soil or groundwater contamination liability at facilities still under operation, as German law does not currently require owners or operators to investigate and remedy soil or groundwater contamination until the facility is closed and dismantled, unless the authorities otherwise direct. However, soil or groundwater contamination known to the owner or operator must be remedied if such contamination is likely to have an adverse effect on the public. If we were to terminate operations at one of our facilities or if German law were changed to require such removal or clean up, the cost could be material to us. We cannot accurately determine the ultimate potential liability for investigation and clean up at such sites. We adjust provisions as new remedial commitments are made. See Notes 4 and 18 to the consolidated financial statements.

Export Control Regulation

From time to time, certain of our foreign subsidiaries have made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four countries currently identified by the U.S. State Department as terrorist-sponsoring states, and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, we began an investigation of these transactions and initially identified approximately $10 million of sales by our foreign subsidiaries that may be in violation of regulations of the United States by our foreign subsidiaries that may be in violation of regulations of the United States Treasury Department's Office of Foreign Assets control, or OFAC, or the United States Department of Commerce's Bureau of Industry and Security. We now believe that approximately $5 million of the sales may actually be in violation of U.S. law or regulation. The potential violations uncovered by the investigation include approximately $180,000 of sales of emulsions to Cuba by two of our foreign subsidiaries. Sales to Cuba are violations of OFAC regulations. In addition, we have recently discovered that our sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed locations. These transactions may have involved an intentional violation of our policies and federal regulations by employees of our office in Turkey. Our investigation of potentially prohibited sales is ongoing and we can not yet be certain of the number of these transaction, the sales amounts or the identity of every individual who may have been involved. However, sales from our office in Turkey to all customers are approximately $12 million annually.

We have voluntarily disclosed these matters to the U.S. Treasury Department and the U.S. Department of Commerce, and we are currently engaged in discussions with them. We have also taken corrective actions, including directives to senior business leaders prohibiting such sales, as well as modifications to our accounting systems that are intended to prevent the initiation of sales to countries that are subject to the U.S. Treasury Department or the U.S. Department of Commerce restrictions.

If violations of the U.S. export control laws are found we could be subject to civil penalties of up to $50,000 per violation, and criminal penalties could range up to the greater of $1 million per violation, or five times the value of the goods sold. If such violations occurred, the United States Government could deny us export privileges. The ultimate resolution of this matter is subject to completion of our investigation and final ruling or settlement with the government. Accordingly, we can not estimate the potential sanctions or fines to this matter. There can be no assurance that any governmental investigation or our own investigation of these matters will not conclude that violations of applicable laws have occurred or that the results of these investigations will not have a material adverse effect on our business and results of operations. See ‘‘Risk Factors—Risks Related to Our Business—We are an international company and are exposed to general, economic, political and regulatory conditions and risks in the countries in which we have significant operations.’’

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

Employees

As of December 31, 2005, we had approximately 9,300 employees worldwide from continuing operations, compared to 9,100 as of December 31, 2004. This represents an increase of approximately 1.5%. The following table sets forth the approximate number of employees on a continuing basis as of December 31, 2005, 2004, and 2003.

	Employees as of December 31,
	2005	2004	2003
North America	4,900	5,500	5,600
thereof USA	3,500	4,000	4,000
thereof Canada	600	400	400
thereof Mexico	800	1,100	1,200
Europe	4,100	3,300	3,600
thereof Germany	2,800	3,000	3,000
Asia	200	200	200
Rest of World	100	100	100
Total Employees	9,300	9,100	9,500

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

Item 1A.    Risk Factors

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

We operate in the global market and have customers in many countries. We have major facilities located in North America, Europe and Asia, including facilities in Germany, China, Japan, Korea and Saudi Arabia operated through ventures. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Consequently, our business and financial results are affected directly and indirectly by world economic, political and regulatory conditions.

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

From time to time, certain of our foreign subsidiaries have made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, we began an investigation of these transactions and initially identified approximately $10 million of sales by our foreign subsidiaries that may be in violation of regulations of the United States Treasury Department's Office of Foreign Assets Control, or OFAC, or the United States Department of Commerce's Bureau of Industry and Security. We now believe that approximately $5 million of these sales may actually be in violation of U.S. law or regulation. The potential violations uncovered by the investigation include approximately $180,000 of sales of emulsions to Cuba by two of our foreign subsidiaries. Sales to Cuba are violations of OFAC regulations. In addition, we have recently discovered that our sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed locations. These transactions may have involved an intentional violation of our policies and federal regulations by employees of our office in Turkey. Our investigation of potentially prohibited sales is ongoing and we can not yet be certain of the number of these transactions, the sales amounts or the identity of every individual who may have been involved. However, sales from our office in Turkey to all customers are approximately $12 million annually.

We have voluntarily disclosed these matters to the U.S. Treasury Department and the U.S. Department of Commerce, and we are currently engaged in discussions with them. We have also taken corrective actions, including directives to senior business lenders prohibiting such sales, as well as modifications to our accounting systems that are intended to prevent the initiation of sales to countries that are subject to the U.S. Treasury Department or the U.S. Department of Commerce restrictions.

If violations of the U.S. export control laws are found we could be subject to civil penalties of up to $50,000 per violation, and criminal penalties could range up to the greater of $1 million per violation, or five times the value of the goods sold. If such violations occurred, the United States Government could deny us export privileges. The ultimate resolution of this matter is subject to completion of our investigation and a final ruling or settlement with the government. Accordingly, we can not estimate the potential sanctions or fines to this matter. There can be no assurance that any governmental investigation on our own investigation of these matters will not conclude that violations of applicable laws have occurred or that the results of these investigations will not have a material adverse effect on our business and results of operations.

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

We purchase significant amounts of natural gas, ethylene, butane, methanol and propylene from third parties for use in our production of basic chemicals in the Chemical Products segment, principally formaldehyde, acetic acid, vinyl acetate monomer, as well as oxo products. We use a portion of our output of these chemicals, in turn, as inputs in the production of further products in all our segments. We also purchase significant amounts of cellulose or wood pulp for use in our production of cellulose acetate in the Acetate Products segment. We purchase significant amounts of natural gas, electricity, coal and fuel oil to supply the energy required in our production processes.

We also lease supplies of various precious metals, such as rhodium, used as catalysts for the production of these chemicals. With growing demand for these precious metals, most notably in the automotive industry, the cost to purchase or lease these precious metals has increased, caused by a shortage in supply. These circumstances are expected to continue into the second half of 2006.

Prices of natural gas, oil and other hydrocarbons and energy increased dramatically in 2005 and 2004. To the extent this trend continues and we are unable to pass through these price increases to our customers, our operating profit and results of operations may be less favorable than expected.

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

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. We manage our exposure through the use of derivative instruments and forward purchase contracts for commodity price hedging, entering into long-term supply agreements, and multi-year purchasing and sales agreements. Our policy, for the majority of our natural gas and butane requirements, allows entering into supply agreements and forward purchase or cash-settled swap contracts. As of December 31, 2005 and 2004, there were no derivative contracts of this type outstanding. In 2003, there were forward contracts covering approximately 35% of our Chemical Products North American requirements. We regularly assesses our practice of purchasing a portion of our commodity requirements forward, and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions.

We capped our exposure on approximately 20% of our U.S. natural gas requirements during the months of August and September of 2004. The fixed price natural gas forward contracts and any premium associated with the purchase of a price cap are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap or cap contracts correlate to the actual purchases of the commodity and have the effect of securing or limiting predetermined prices for the underlying commodity. Although these contracts were structured to limit exposure to increases in commodity prices, certain swaps may also limit the potential benefit we might have otherwise received from decreases in commodity prices. These cash-settled swap or cap contracts were accounted for as cash flow hedges.

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

Our operating results, especially in our Performance Products and Ticona segments, depend significantly on the development of commercially viable new products, product grades and applications,

as well as production technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results will be negatively affected. Likewise, we have undertaken and are continuing to undertake initiatives in all segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

Frankfurt airport expansion could require us to reduce production capacity of, limit expansion potential of, or incur relocation costs for our Kelsterbach plant which would lead to significant additional costs.

The Frankfurt airport's expansion plans include the construction of an additional runway (the northwest option), which would be located in close proximity to our Kelsterbach production plant. The construction of this particular runway could have a negative effect on the plant's current production capacity and future development. While the government of the state of Hesse and the owner of the Frankfurt airport promote the expansion of the northwest option, it is uncertain whether this option is in accordance with applicable laws. Although the government of the state of Hesse expects the plan approval for the airport expansion in 2007 and the start of operations in 2009-2010, neither the final outcome of this matter nor its timing can be predicted at this time.

Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.

Costs related to our compliance with environmental laws concerning, and potential obligations with respect to, contaminated sites may have a significant negative impact on our operating results. These include obligations related to sites currently or formerly owned or operated by us, or where waste from our operations was disposed. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between CAG and Hoechst, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Environmental Liabilities," and Notes 18 and 25 to the consolidated financial statements.

Our operations are subject to extensive international, national, state, local, and other supranational laws and regulations that govern environmental and health and safety matters. We incur substantial capital and other costs to comply with these requirements. If we violate them, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. Consequently, compliance with these laws could result in significant capital expenditures as well as other costs and liabilities and our business and operating results may be less favorable than expected. Due to new air regulations in the U.S., management expects that there will be a temporary increase in compliance costs that will total approximately $35 million to $45 million through 2007. For example, the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants (NESHAP) regulations, and various approaches to regulating boilers and incinerators, including the NESHAPs for Industrial/Commercial/Institutional Boilers and Process Heaters, will impose additional requirements on our operations. Although some of these rules have been finalized, a significant portion of the NESHAPs for Industrial/Commercial/Institutional Boilers and Process Heaters regulation that provides for a low risk alternative method of compliance for hydrogen chloride emissions has been challenged in federal court. We cannot predict the outcome of this challenge, which could, if successful, increase our costs by, according to our estimates, approximately $50 million in addition to the $35 million to $45 million noted above through 2007 to comply with this regulation.

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

Pursuant to the European Union regulation on Risk Assessment of Existing Chemicals, the European Chemicals Bureau of the European Commission has been conducting risk assessments on approximately 140 major chemicals. Some of the chemicals initially being evaluated include VAM, which we produce. These risk assessments entail a multi-stage process to determine to what extent the European Commission should classify the chemical as a carcinogen and, if so, whether this classification and related labeling requirements should apply only to finished products that contain specified threshold concentrations of a particular chemical. In the case of VAM, we currently do not expect a final ruling until the end of 2007. We and other VAM producers are participating in this process with detailed scientific analyses supporting the industry's position that VAM is not a probable human carcinogen and that labeling of final products should not be required. If labeling is required, then it should depend on relatively high parts per million of residual VAM in these end products. We cannot predict the outcome or effect of any final ruling.

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

We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business. We have established two captive insurance subsidiaries (‘‘Captives’’) that provide a portion of the total insurance coverage to us for certain of our lower tier property and casualty risks. They additionally provide coverage to third parties for their higher tier risk programs. If there were concurrent claims made on all policies issued by the Captives, sufficient capital may not be available for them to satisfy all claims against all such policies.

Our significant non-U.S. operations expose us to global exchange rate fluctuations that could impact our profitability.

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange and interest rates.

As we conduct a significant portion of our operations outside the U.S., fluctuations in currencies of other countries, especially the euro, may materially affect our operating results. For example, changes in currency exchange rates may affect:

•	The relative prices at which we and our competitors sell products in the same market; and

•	The cost of items required in our operations.

We use financial instruments to hedge our exposure to foreign currency fluctuations. The net notional amounts under such foreign currency contracts outstanding at December 31, 2005 were $564 million.

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

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost for subsequent fiscal years.

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

CAG's obligation to indemnify Hoechst against liabilities for environmental contamination in connection with the divestiture agreements is subject to the following thresholds (translated into U.S. dollars using the December 31, 2005 exchange rate):

•	CAG will indemnify Hoechst for the total amount of these liabilities up to €250 million (approximately $295 million);

•	Hoechst will bear the full amount of those liabilities between €250 million (approximately $295 million) and €750 million (approximately $885 million); and

•	CAG will indemnify Hoechst for one third of those liabilities for amounts exceeding €750 million (approximately $885 million).

CAG has made total cumulative payments through December 31, 2005 of $41 million for environmental contamination liabilities in connection with the divestiture agreements, and may be required to make additional payments in the future. As of December 31, 2005, we have reserves of approximately $33 million for this contingency, and may be required to record additional reserves in the future.

Also, CAG has undertaken in the demerger agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, in relation to assets included in the demerger, where such liabilities have not been demerged due to transfer or other restrictions. CAG did not make any payments to Hoechst during the year ended December 31, 2005, nor did it make any payments in 2004 or 2003 in connection with this indemnity.

Under the demerger agreement, CAG will also be responsible, directly or indirectly, for all of Hoechst's obligations to past employees of businesses that were demerged to CAG. Under the demerger agreement, Hoechst agreed to indemnify CAG from liabilities (other than liabilities for environmental contamination) stemming from the agreements governing the divestiture of Hoechst's polyester businesses, which were demerged to CAG, insofar as such liabilities relate to the European part of that business. Hoechst has also agreed to bear 80% of the financial obligations arising in connection with the government investigation and litigation associated with the sorbates industry for price fixing described in "Legal Proceedings—Sorbates Antitrust Actions" and Note 25 to the Consolidated Financial Statements, and CAG has agreed to bear the remaining 20%.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings, primarily borrowings under the amended and restated senior credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, which we expect to occur, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. As of December 31, 2005, we had approximately $1.9 billion of variable rate debt, of which $0.3 billion is hedged with an interest rate swap, which leaves us approximately $1.6 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $16 million.

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

The Sponsor indirectly beneficially owns (or has a right to acquire) approximately 52.1% of us. Under the terms of the stockholders’ agreement between Celanese Corporation and the Original Shareholders, certain of the Original Stockholders that are affiliates of the Sponsor are also entitled to designate all nominees for election to Celanese Corporation's board of directors for so long as they hold at least 25% of the total voting power of our Series A common stock. Thereafter, although the Sponsor will not have an explicit contractual right to do so, it may still nominate directors in its capacity as a stockholder of Celanese Corporation. As a result, the Sponsor, through its control over the composition of Celanese Corporation's board of directors and its control of the majority of the voting power of Celanese Corporation's Series A common stock, will continue to have effective control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of Celanese Corporation's equityholders, regardless of whether or not other equityholders believe that any such transaction is in their own best interests. For example, the Sponsor effectively could cause us to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsor continues to own a significant amount of Celanese Corporation Series A common stock, even if such amount is less than 50%, it will continue to be able to significantly influence or effectively control our decisions.

Celanese Corporation's second amended and restated certificate of incorporation renounces any interest or expectancy that Celanese Corporation or any of its subsidiaries, including us, have in, or right to be offered an opportunity to participate in, specified business opportunities. Celanese Corporation's second amended and restated certificate of incorporation further provides that none of the Original Stockholders (including the Sponsor) or their affiliates or any director who is not employed by Celanese Corporation or any of its subsidiaries (including any non-employee director who serves as an officer in both his director and officer capacities) or his or her affiliates has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us. In addition, in the event that any of the Original Stockholders (including the Sponsor) or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or himself or its or his affiliates and for Celanese Corporation or its affiliates, such Original Shareholder or non-employee director has no duty to communicate or offer such transaction or business opportunity to us and may take any such opportunity for themselves or offer it to another person or entity.

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

As patents expire, the products and processes described and claimed in those patents become generally available for use by the public. Our European and U.S. patents for making Sunett, an important Performance Products product, expired at the end of the first quarter of 2005, which will reduce our ability to realize revenues from making Sunett due to increased competition and potential limitations and will result in our results of operations and cash flows relating to the product being less favorable than today.

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

Risks Related to the Acquisition of CAG

If the Domination Agreement ceases to be operative, the Company's managerial control over Celanese AG is limited.

We own 100% of the outstanding shares of CAC and approximately 98% of the outstanding shares of CAG. Our access to the cash flows and our control of, CAG is subject to the continuing effectiveness of the Domination Agreement.

The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. Minority shareholders have filed several actions against CAG in the Frankfurt District Court (Landgericht), including actions that seek to set aside the shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004. Although a number of these lawsuits were settled in March 2006, if any of the remaining lawsuits are successful, the Domination Agreement and the change in CAG's fiscal year could be declared void and CAG could be prohibited from performing its obligations under the Domination Agreement. In addition, public register proceedings instituted by two minority shareholders are pending in the Königstein Local Court (Amtsgericht). These proceedings were commenced with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). See "Legal Proceedings."

If the Domination Agreement ceases to be operative, the Purchaser's ability, and thus our ability to control the board of management decisions of CAG, will be significantly limited by German law. As a result, we may not be able to ensure that our strategy for the operation of our business can be fully implemented. In addition, our access to the operating cash flow of CAG in order to fund payment requirements on our indebtedness will be limited.

If the Domination Agreement ceases to be operative, certain actions taken under the Domination Agreement might have to be reversed.

If the legal challenges to the Domination Agreement by dissenting shareholders of CAG are successful, some or all actions taken under the Domination Agreement may be required to be reversed and the Purchaser may be required to compensate CAG for damages caused by such actions. Any such event could have a material adverse effect on our ability to make payments on our indebtedness.

Minority shareholders may interfere with CAG's future actions, which may prevent Celanese Corporation from causing CAG to take actions which may have beneficial effects for us.

The Purchaser currently owns approximately 98% of the CAG Shares. Shareholders unrelated to us hold the remainder of the outstanding CAG Shares. German law provides certain rights to minority shareholders, which could have the effect of delaying, or interfering with, corporate actions (including those requiring shareholder approval), such as a squeeze-out in accordance with the provisions of the German Transformation Act (Umwandlungsgesetz, UmwG). Minority shareholders may be able to delay or prevent the implementation of CAG's corporate actions irrespective of the size of their shareholding.

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

The Purchaser is required to ensure that CAG pays a guaranteed fixed annual payment to the minority shareholders of CAG, which may reduce the funds the Purchaser can otherwise make available to us.

As long as the Purchaser does not own 100% of the outstanding CAG Shares, the Domination Agreement requires, among other things, the Purchaser to ensure that CAG makes a gross guaranteed fixed annual payment (Ausgleich) to minority shareholders of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into of the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per CAG share for a full fiscal year. As of December 31, 2005, there were approximately 0.9 million CAG Shares held by minority shareholders. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89. The amount of this guaranteed fixed annual payment was calculated in accordance with applicable German law. The amount of the payment is currently under review in special award proceedings (Spruchverfahren). See "Legal Proceedings." Such guaranteed fixed annual payments will be required regardless of whether the actual distributable profits per share of CAG are higher, equal to, or lower than the amount of the guaranteed fixed annual payment per share. The guaranteed fixed annual payment will be payable for so long as there are minority shareholders of CAG and the Domination Agreement remains in place. No dividends for the period after effectiveness of the Domination Agreement, other than the guaranteed fixed annual payment effectively paid by the Purchaser, have been or are expected to be paid by CAG. These requirements may reduce the funds the Purchaser can make available to the Company and its subsidiaries and, accordingly, diminish our ability to make payments on our respective indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Domination Agreement."

The amounts of the fair cash compensation and of the guaranteed fixed annual payment offered under the Domination Agreement may be increased, which may further reduce the funds the Purchaser can otherwise make available to us.

Several minority shareholders of CAG have initiated special award proceedings (Spruchverfahren) seeking the court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. On March 14, 2005, the Frankfurt District Court (Landgericht) dismissed on grounds of inadmissibility the motions of all minority shareholders regarding the initiation of these special award proceedings. In January 2006, the Frankfurt Higher District Court (Oberlandesgericht) ruled that the appeals were admissible, and the proceedings will therefore continue. As a result of these proceedings, the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) could be increased by the court, and the Purchaser would be required to make such payments within two months after the publication of the court's ruling. Any such increase may be substantial. All minority shareholders including those who have already received the fair cash compensation would be entitled to claim the respective higher amounts. This may reduce the funds the Purchaser can make available to the Company and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. See "Legal Proceedings."

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

We and two of our subsidiaries have taken on certain obligations with respect to the Purchaser’s obligation under the Domination Agreement and intercompany indebtedness to CAG, which may diminish our ability to make payments on our indebtedness.

Our subsidiaries, Celanese Caylux and BCP Crystal, have each agreed to provide the Purchaser with financing so that the Purchaser is at all times in a position to completely meet its obligations under, or in connection with, the Domination Agreement. They have further guaranteed to all minority shareholders of CAG that the Purchaser will meet the obligations to make a guaranteed fixed annual payment to the outstanding minority shareholders and to offer to acquire all outstanding CAG Shares from the minority shareholders in return for payment of fair cash consideration. In addition, Celanese has guaranteed (i) that the Purchaser will meet its obligation under the Domination Agreement to compensate CAG for any annual loss incurred by CAG during the term of the Domination Agreement; and (ii) the repayment of all existing intercompany indebtedness of Celanese’s subsidiaries to CAG. Further, under the terms of Celanese’s guarantee, in certain limited circumstances CAG may be entitled to require the immediate repayment of some or all of the intercompany indebtedness owed by Celanese’s subsidiaries to CAG. If Celanese, Celanese Caylux and/or BCP Crystal are obligated to make payments under their obligations to the Purchaser or CAG, as the case may be, or if the intercompany indebtedness owed to CAG is accelerated, we may not have sufficient funds for payments on our indebtedness when due or other expenditures.

Even if the minority shareholders' challenges to the Domination Agreement are unsuccessful and the Domination Agreement continues to be operative, we may not be able to receive distributions from CAG sufficient to pay our obligations.

Even if the minority shareholders' challenges to the Domination Agreement are unsuccessful and the Domination Agreement continues to be operative, we are limited in the amount of distributions we may receive in any year from CAG. Under German law, the amount of distributions to the Purchaser will be determined based on the amount of unappropriated earnings generated during the term of the Domination Agreement as shown in the unconsolidated annual financial statements of CAG, prepared in accordance with German accounting principles and as adopted and approved by resolutions of the CAG board of management and supervisory board, which financial statements may be different from Celanese Holdings' consolidated financial statements under U.S. GAAP. Our share of these earnings, if any, may not be sufficient to allow us to pay our indebtedness as it becomes due.

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

In addition, our subsidiary, BCP Crystal, is a holding company and all of its operations are conducted through its subsidiaries. Therefore, it depends on the cash flow of its subsidiaries, including CAG, to meet its obligations. If the Domination Agreement ceases to be operative, such subsidiaries may be unable to meet their obligations under such indebtedness. Although the Domination Agreement became operative on October 1, 2004, it is subject to legal challenges instituted by dissenting shareholders. See "Legal Proceedings." The ability of our subsidiaries to make distributions to us and BCP Crystal by way of dividends, interest, return on investments, or other payments (including loans) or distributions is subject to various restrictions, including restrictions imposed by the amended and restated senior credit facilities and indentures governing their indebtedness, and the terms of future debt may also limit or prohibit such payments. In addition, the ability of the subsidiaries to make such payments may be limited by relevant provisions of German and other applicable laws.

The Purchaser may be required to purchase all of the remaining outstanding CAG Shares at a price yet to be determined.

The Purchaser currently owns approximately 98% of CAG’s shares. In November 2005, we requested Purchaser to require, as permitted under German law, the transfer of the CAG shares owned by the then-outstanding minority shareholders of CAG in exchange for fair cash compensation (the ‘‘Squeeze-Out’’). A Squeeze-Out is permitted under German law once a shareholder acquires 95% or more of CAG’s registered ordinary share capital (excluding treasury shares). A shareholders’ resolution authorizing the Squeeze-Out is scheduled to be brought before the annual general meeting in May 2006. The amount of the fair cash compensation per share under the Squeeze-Out has been set at €62.22 per share. This price might even be increased if the amount of fair cash compensation is challenged in court. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation—Squeeze-Out"

Risks Related to Internal Controls

Our internal controls over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the Securities and Exchange Commission ("SEC") thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to us as of December 31, 2006 and to CAG as of September 30, 2007. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and are implementing enhanced processes and controls to address these and any other issues that might be identified through this review. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future. In 2004, certain members of our accounting staff identified two significant deficiencies. In 2005, we identified a significant deficiency initiated from an SEC review of a registration statement filed in the third quarter of 2005. Two material weaknesses, in addition to, and separate from, our Section 404 evaluation process were also identified in connection with the audit of our financial statements as of and for the nine months ended December 31, 2004. Those deficiencies are discussed in detail in the immediately subsequent risk factor.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our internal controls would be considered ineffective for purposes of Section 404, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

We and our independent auditors have identified significant deficiencies and material weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.

In addition to, and separate from, our evaluation of internal controls under Section 404 and any areas requiring improvement that we identify as part of that process, we previously identified two significant deficiencies and two material weaknesses in our internal controls. The Public Company Accounting Oversight Board (‘‘PCAOB’’) defines a significant deficiency as a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. The PCAOB defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In 2004, we identified two significant deficiencies in internal controls in the computation of certain accounting adjustments. These deficiencies were discovered in addition to, and separate from, the evaluation process we are conducting in connection with Section 404. The first deficiency was identified during the quarter ended June 30, 2004 by members of our corporate financial reporting group and related to the qualifications and ability of certain accounting managers to initially calculate the change from the LIFO (last-in, first-out) method of accounting for inventories to FIFO (first-in, first-out) and the resulting failure of such employees to correctly make such calculations. The second was identified during the quarter ended June 30, 2004 by one of our financial accounting managers and related to an omitted employee benefit accrual due to the failure to provide the applicable employment contracts to the actuary prior to the cut-off date for the December 31, 2003 pension valuation. Corrective actions taken by us included an internal audit review, the development of enhanced guidelines, the termination and reassignment of responsible persons and an elevation of the issues to the Supervisory Board of CAG. The significant deficiencies noted were corrected in the quarter ended September 30, 2004 and thus did not exist as of December 31, 2004 and 2005.

In September 2005 we identified a significant deficiency in internal controls relating to sales to countries and other parties that are or have previously been subject to sanctions and embargoes imposed by the U. S. government. This significant deficiency was identified as a result of an internal investigation that was initiated in connection with the SEC review of a registration statement filed in the third quarter of 2005. The Company has informed the U.S. Treasury Department and the U.S. Department of Commerce of these matters and is currently engaged in discussions with the Departments. To the extent that the Company violated any regulations with respect to the above or other transactions, the Company may be subject to fines or other sanctions, including possible criminal penalties, which may result in adverse business consequences. We have taken immediate corrective actions which include a directive to senior business leaders stating that they are prohibited from selling products into certain countries subject to these trade restrictions, as well as making accounting systems modifications that prevents the initiation of purchase orders and shipment of products to these countries. Also, we plan to enhance the business conduct policy training in the area of export control. As a result, we believe that we have taken remediation measures that, once fully implemented, will be effective in eliminating this deficiency.

In connection with the audit of our financial statements as of and for the nine months ended December 31, 2004, we identified a material weakness in our internal controls for the same period. On March 30, 2005, we received a letter from KPMG LLP ("KPMG"), our independent auditors, who also identified the same material weakness and a second material weakness in the course of their audit. The additional material weakness identified by KPMG related to several deficiencies in the assessment of hedge effectiveness and documentation. The required adjustments were made in the proper accounting period, except for one immaterial hedging transaction adjusted during the quarter ended June 30, 2005. The material weakness identified by KPMG and us related to conditions preventing our ability to adequately research, document, review and draw conclusions on accounting and reporting matters, which had previously resulted in adjustments that had to be recorded to prevent a material misstatement of our financial statements. The conditions largely related to significant increases in the frequency of and the limited number of personnel available to address, complex accounting matters and transactions and as a result of the consummation of simultaneous debt and equity offerings during the year-end closing process. We do not believe that the adjustments made in connection with these material weaknesses had any material impact on previously reported financial information. In response to the letter from KPMG with respect to the first material weakness identified above, we organized a team responsible for the identification and documentation of potential derivative accounting transactions and commenced and completed formal training for team members specifically related to derivative accounting. With respect to the second material weakness identified above, we hired additional qualified accounting personnel which should ensure that we will be able to adequately research, document, review and draw conclusions on accounting, and reporting, matters. Both material weaknesses were identified during our December 31, 2004 year-end closing process and we believe that we have remediated these material weaknesses as of December 31, 2005.

During 2005, we have been implementing changes to strengthen our internal controls. As a result of these changes, we believe that as of December 31, 2005, our disclosure controls and procedures are effective for gathering and analyzing and disclosing on a timely basis the information required to be disclosed under the rules and forms of the SEC. While we have taken actions to address these deficiencies and weaknesses, additional measures may be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by us or ensure that our internal controls are effective. If we are unable to correct existing or future deficiencies or weaknesses in internal controls in a timely manner, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business and our financial condition. In addition, there could be a negative reaction in the financial markets due to a loss of confidence in reliability of future financial statements and SEC filings.

Risks Related to Our Indebtedness

Our high level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.

We are highly leveraged. Our total indebtedness totals approximately $3.1 billion as of December 31, 2005.

Our substantial debt could have important consequences, including:

•	making it more difficult for us to make payments on our debt;

•	increasing vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including the borrowings under the amended and restated senior credit facilities, are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Despite our current high leverage, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks of our high leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt do not fully prohibit us from doing so. If new debt, including amounts available under our senior credit facilities, is added to our current debt levels, the related risks that we now face could intensify. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Contractual Obligations."

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.

Our ability to satisfy our cash needs depends on cash on hand, receipt of additional capital, including possible additional borrowings, and receipt of cash from our subsidiaries by way of distributions, advances or cash payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Contractual Obligations."

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The amended and restated senior credit facilities and the indentures governing our indebtedness restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

The amended and restated senior credit facilities and the indentures governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of Crystal LLC, BCP Crystal and their restricted subsidiaries to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions on or repurchase their capital stock or make other restricted payments, make investments, and sell certain assets.

In addition, the amended and restated senior credit facilities contain covenants that require Celanese Holdings to maintain specified financial ratios and satisfy other financial condition tests. Celanese Holdings' ability to meet those financial ratios and tests can be affected by events beyond its control, and it may not be able to meet those tests at all. A breach of any of these covenants could result in a default under the amended and restated senior credit facilities. Upon the occurrence of an event of default under the amended and restated senior credit facilities, the lenders could elect to declare all amounts outstanding under the amended and restated senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If Celanese Holdings were unable to repay those amounts, the lenders under the amended and restated senior credit facilities could proceed against the collateral granted to them to secure that indebtedness. Celanese Holdings has pledged a significant portion of its assets as collateral under the amended and restated senior credit facilities. If the lenders under the amended and restated senior credit facilities accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the amended and restated senior credit facilities as well as its other indebtedness.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Description of Property

As of December 31, 2005, we had numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2005.

Site	Leased/Owned	Products/Functions
Corporate Offices
Dallas, Texas, USA	Leased	Corporate headquarters
Kronberg/Taunus, Germany	Leased	Administrative offices
Bedminster, New Jersey, USA	Leased	Administrative offices(1)
Chemical Products
Bay City, Texas, USA	Owned	Butyl acetate Iso-butylacetate Propylacetate VAM Carboxylic acids n/i-Butyraldehyde Butyl alcohols Propionaldehyde, Propyl alcohol
Bishop, Texas, USA	Owned	Formaldehyde Methanol Pentaerythritol Polyols
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Calvert City, Kentucky, USA	Owned	PVOH
Cangrejera, Veracruz, Mexico	Owned	Acetic anhydride Acetone derivatives Ethyl acetate VAM Methyl amines
Clear Lake, Texas, USA	Owned	Acetic acid VAM
Edmonton, Alberta, Canada(2)	Owned	Methanol
Enoree, South Carolina	Owned	Conventional emulsions Vinyl acetate ethylene emulsions
Frankfurt am Main, Germany	Owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Acetaldehyde Butyl acetate Conventional emulsions Vinyl acetate ethylene emulsions VAM

Site	Leased/Owned	Products/Functions
Geleen, Netherlands	Owned	Vinyl acetate ethylene emulsions
Guardo, Spain(3)	Owned	PVOH Polyvinyl acetate
Meredosia, Illinois, USA	Owned	Vinyl acetate ethylene emulsions Conventional emulsions
Oberhausen, Germany	Owned by InfraServ GmbH & Co. Oberhausen KG, in which CAG holds an 84.0% limited partnership interest	Amines Carboxylic acids Neopentyl glycols
Pampa, Texas, USA	Owned	Acetic acid Acetic anhydride Ethyl acetate
Pardies, France(3)	Owned	Acetic acid VAM
Roussillon, France(3)	Leased	Acetic anhydride Polyvinyl acetate
Pasadena, Texas, USA	Owned	PVOH
Jurong Island, Singapore	Owned	Acetic acid Butyl acetate Ethyl acetate VAM
Koper, Slovenia	Owned	Conventional emulsions
Tarragona, Spain	Owned by Complejo Industrial Taqsa AIE, in which CAG holds a 15.0% share	Vinyl acetate monomer Vinyl acetate ethylene emulsions Conventional emulsions
Tarragona, Spain	Owned	PVOH
Perstorp, Sweden	Owned	Conventional emulsions Vinyl acetate ethylene emulsions
Warrington, UK	Owned	Conventional emulsions Vinyl acetate ethylene emulsions
Acetate Products
Edmonton, Alberta, Canada(2)	Owned	Flake
Lanaken, Belgium	Owned	Tow
Narrows, Virginia, USA	Owned	Tow, Flake
Ocotlán, Jalisco, Mexico(4)	Owned	Tow, Flake

Site	Leased/Owned	Products/Functions
Technical Polymers Ticona
Auburn Hills, Michigan, USA	Leased	Automotive Development Center
Bishop, Texas, USA	Owned	POM (Celcon) PE-UHMW (GUR) Compounding
Florence, Kentucky, USA	Owned	Compounding
Kelsterbach, Germany	Owned by InfraServ GmbH & Co. Kelsterbach KG, in which CAG holds a 100.0% limited partnership interest	LFT (Celstran) POM (Hostaform) Compounding
Oberhausen, Germany	Owned by InfraServ GmbH & Co. Oberhausen KG, in which CAG holds an 84.0% limited partnership interest	PE-UHMW (GUR)
Shelby, North Carolina, USA	Owned	LCP PBT and PET (Celanex) Compounding
Suzano, Brazil	Owned	Compounding
Wilmington, North Carolina, USA	Owned by Fortron Industries, a non-consolidated venture, in which we have a 50% interest, except for adjacent administrative office space which is leased by the venture	PPS (Fortron)
Winona, Minnesota, USA	Owned	LFT (Celstran)
Performance Products
Frankfurt am Main, Germany	Owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Sorbates Sunett

(1)	In May 2005, we announced our intention to close the Bedminster, New Jersey administrative offices and relocate the functions there to Dallas, Texas.

(2)	In August 2005, we announced the shutdown of the Edmonton methanol unit.

(3)	Acquired in July 2005 in the Acetex acquisition.

(4)	Flake production at Ocotlan was recommissioned in the first quarter of 2005.

Polyplastics has its principal production facilities in Japan, Taiwan and Malaysia. KEPCO has its principal production facilities in South Korea. Our Chemical Products segment has ventures with manufacturing facilities in Saudi Arabia and Germany and our Acetate Products segment has three ventures with production facilities in China.

We believe that our current facilities and those of our consolidated subsidiaries are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to maximize our global manufacturing efficiency.

For information on environmental issues associated with our properties, see ‘‘Business—Environmental and Other Regulation’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters.’’ Additional information with respect to our property, plant and equipment, and leases is contained in Notes 11 and 23 to the consolidated financial statements.

Item 3.    Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, anti-trust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period. See also Note 25 to the consolidated financial statements.

Plumbing Actions

CNA Holdings, Inc. ("CNA Holdings"), a U.S. subsidiary of Celanese Holdings, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company ("Shell"), DuPont and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings' exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.

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

Developments under these matters are as follows:

•	Dilday, et al. v. Hoechst Celanese Corporation, et al.—Weakley County, Tennessee 27th Judicial Chancery Court. Class certification of recreational vehicle owners was denied in July 2001, and cases are proceeding on an individual basis.

•	Shelter General Insurance Co., et al. v. Shell Oil Company, et al.—Weakley County, Tennessee Chancery Court. In April 2000, the U.S. District Court for the District of New Jersey denied class certification for a putative class action (of insurance companies with respect to subrogation claims). The plaintiffs' appeal to the Third Circuit Court of Appeals was denied in July 2000, and the case was subsequently dismissed. In September 2000, a similar putative class action seeking certification of the same class that was denied in the New Jersey matter was filed in Tennessee state court. The Tennessee court denied certification in March 2002, and plaintiffs are attempting an appeal. Cases are continuing on an individual basis.

•	Tom Tranter v. Shell Oil Company, et al.—Ontario Court, General Division; Gariepy, et al. v. Shell Oil Company, et al.—Ontario Court, General Division. These matters, which the Court consolidated, were denied class certification, and the plaintiffs' appeal was also denied. The lawsuits are now proceeding individually. Dupont and Shell have each settled these matters, as well as the Couture and Furlan matters below. Their settlement agreements have been approved by the Court. We are the only defendant remaining in this lawsuit.

•	Richard Couture, et al. v. Shell Oil Company, et al.—Superior Court, Providence of Quebec; Furlan v. Shell Oil Company, et al.—British Columbia Supreme Court, Vancouver Registry. Dupont and Shell have each settled these matters, as noted above. CNA Holdings is the only defendant remaining in these lawsuits. They are "on hold" pending the outcome of the appeal in the Tranter and Gariepy matters above, as in Canadian practice, Ontario tends to be the "lead jurisdiction" in such cases. Since the denial of the Tranter and Gariepy appeal, the Couture and Furlan matters may proceed.

•	Howard, et al. v. Shell Oil Company, et al.—9th Judicial Circuit Court of Common Pleas, Charleston County, South Carolina; Viera, et al. v. Hoechst Celanese Corporation, et al.—11th Judicial Circuit Court, Dade County, Florida; Fry, et al. v. Hoechst Celanese Chemical Group, Inc., et al.—5th Judicial Circuit Court, Marion County, Florida. Certification has been denied in these putative class actions pending in South Carolina and Florida state courts. The Plaintiff's petition to appeal the Howard matter to the United States Supreme Court was denied in late September 2004, and CNA Holdings' motion to dismiss has been granted. Although plaintiffs in Viera and Fry subsequently sought to bring actions individually, they were dismissed, and their appeal was denied.

•	St. Croix Ltd., et al. v. Shell Oil Company, et al.—Virgin Islands Territorial Court, St. Croix Division. The court in a putative class action denied certification to a U.S. territories-wide class and dismissed CNA Holdings on jurisdictional grounds. Plaintiffs are seeking reconsideration of those rulings.

In order to reduce litigation expenses and to provide relief to qualifying homeowners, in November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies have agreed to fund these replacements and reimbursements up to $950 million. As of December 31, 2005, the aggregated funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

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

In addition, a lawsuit filed in November 1989 in Delaware Chancery Court, between CNA Holdings and various of its insurance companies relating to all claims incurred and to be incurred for the product liability exposure led to a partial declaratory judgment in CNA Holdings' favor. As a result, settlements have been reached with a majority of CNA Holdings' insurers specifying their responsibility for these claims. In February 2005, CNA Holdings reached a settlement agreement through mediation with another insurer, pursuant to which the insurer agreed to pay CNA Holdings $44 million in exchange for the release of certain claims against the policy with the insurer. This amount was recorded as a reduction to goodwill as of December 31, 2004, and was received during the year ended December 31, 2005.

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

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel, The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138.4 million (approximately $189 million), of which €99 million (approximately $135 million) was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission’s finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst’s favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission’s decision in December 2003, and that appeal is still pending.

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in U.S. state and federal courts naming Hoechst, Nutrinova, and our other subsidiaries, as well as other sorbates manufacturers, as defendants. Many of these actions have been settled and dismissed by the court. One private action, Kerr v. Eastman Chemical Co. et al., previously pending in the Superior Court of New Jersey, Law Division, Gloucester County, was dismissed for failure to prosecute. The plaintiff alleged violations of the New Jersey Antitrust Act and the New Jersey Consumer Fraud Act and sought unspecified damages. The only other private action that had still been pending, Freeman v. Daicel, was dismissed. The plaintiffs lost their appeal to the Supreme Court of Tennessee in August 2005 and have since filed a motion for leave.

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states’ investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for several states filed suit on behalf of indirect purchasers in their respective states, all of which have been either settled or dismissed, except as noted below. The Nevada action has been dismissed as to Hoechst, Nutrinova and CAG, and a motion for reconsideration was denied. The New York action, New York v. Daicel Chemical Industries Ltd., et al., which was pending in the New York State Supreme Court, New York County, was dismissed in August 2005; however, appeals are pending.

In January 2005, Hoechst, Nutrinova, and other subsidiaries, as well as other sorbates manufacturers entered into a settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington before those states filed suit. Pursuant to the terms of the settlement agreement, the defendants agreed to refrain from engaging in anticompetitive conduct with respect to the sale or distribution of sorbates and to pay an immaterial amount to the states in satisfaction of all released claims.

Although the outcome of the foregoing proceedings and claims cannot be predicted with certainty, we believe that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given period. In the demerger agreement, Hoechst agreed to pay 80% of liabilities that may arise from the government investigation and the civil antitrust actions related to the sorbates industry.

Acetic Acid Patent Infringement Matters

Celanese International Corporation v. China Petrochemical Development Corporation—Taiwan Kaohsiung District Court. On February 7, 2001, Celanese International Corporation filed a private criminal action for patent infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. This criminal action was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of five years, 1996-2000, and based on CPDC’s own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, a Taiwanese court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million for the period of 1995 through 1999. This judgment has been appealed. The Company will not record income associated with this favorable judgement until cash is received.

Shareholder Litigation

A number of minority shareholders of CAG have filed lawsuits in the Frankfurt District Court (Landgericht) that, among other things, request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004, as well as the confirmatory resolutions passed at the annual general meeting held on May 19 and 20, 2005. On March 6, 2006, the Purchaser and CAG signed a settlement agreement with eleven minority shareholders who had filed such lawsuits (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they are a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to offer at least €51.00 per share as cash consideration to each shareholder who will cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment (Ausgleich) pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to the Settlement Agreement, it will be made on the first banking day following CAG's annual general meeting that commences on May 30, 2006. To receive the early compensation payment, the respective minority shareholder will have to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares.

During August 2004, the following ten actions requesting the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 had been brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004:

•	Mayer v. Celanese AG

•	Knoesel v. Celanese AG

•	Allerthal Werke AG v. Celanese AG

•	Dipl.-Hdl. Christa Götz v. Celanese AG

•	Carthago Value Invest AG v. Celanese AG

•	Prof. Dr. Ekkehard Wenger v. Celanese AG

•	Jens-Uwe Penquitt & Claus Deiniger Vermögensverwaltung GbR v. Celanese AG

•	Dr. Leonhard Knoll v. Celanese AG

•	B.E.M. Börseninformations-und Effektenmanagement GmbH v. Celanese AG

•	Protagon Capital GmbH v. Celanese AG

Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Purchaser joined the proceedings via a third party intervention in support of CAG. These ten actions will be withdrawn pursuant to the Settlement Agreement.

Among other things, these actions requested the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders.

Twenty-seven minority shareholders filed lawsuits (Anfechtungs- und Nichtigkeitsklagen) in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting of CAG held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. Of these lawsuits, thirteen minority shareholders also contested the resolutions regarding the ratification (Entlastung) of the acts of the members of the board of management and the supervisory board; two minority shareholders also contested the resolutions regarding the election of the statutory auditors for the 2005 fiscal year, as well as the amendment of the articles of association; and eight minority shareholders also contested the dismissal of the motion to hold a special investigation (Sonderprüfung) and asked the court to declare that the annual general meeting had in fact resolved in favor of such an investigation (positive Beschlussfestellungsklage). All of these actions are based, among other things, on the alleged violation of procedure requirements and information rights of the shareholders. In February 2006, the court upheld only the challenge to the resolutions regarding the ratification (Entlastung) of the acts of the members of the board of management and the supervisory board. All other claims, including those contesting the confirmatory resolutions, were dismissed. This decision is still subject to appeal. Two of these lawsuits were withdrawn in conjunction with the acquisition of 5.9 million of the additional CAG shares from two shareholders in August 2005, and another eleven will be withdrawn pursuant to the Settlement Agreement.

Celanese is also a defendant in five actions filed in the Frankfurt District Court (Landgericht) requesting that the court declare some or all of the shareholder resolutions passed at the extraordinary general meeting of CAG on July 30 and 31, 2004 null and void (Nichtigkeitsklage), based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting of Celanese had been violated. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolution passed at the July 30-31, 2004 extraordinary general meeting of CAG described above so long as the lawsuit contesting the confirmatory resolutions are pending.

On August 2, 2004, two minority shareholders instituted public register proceedings with the Königstein local court (Amtsgericht) and the Frankfurt District Court (Landgericht), both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the July 30-31, 2004 extraordinary general meeting, an alleged undercapitalization of the Purchaser and its related entities as of the time of the Tender Offer and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and in June 2005 the Frankfurt District Court (Landgericht) ruled that it does not have jurisdiction over this matter. One of the claims in the Königstein Local Court (Amtsgericht) is still pending; the other will be withdrawn pursuant to the Settlement Agreement.

In February 2005, a minority shareholder of CAG also brought a lawsuit against the Purchaser, as well as a former member of CAG’s board of management and a former member of CAG’s supervisory board, in the Frankfurt District Court (Landgericht). Among other things, this action seeks to unwind the tender of the plaintiff’s shares in the Tender Offer and seeks compensation for damages suffered as a consequence of tendering shares in the Tender Offer. The court ruled against the plaintiff in this matter in June 2005. The plaintiff appealed this decision with respect to the Purchaser and the former member of the CAG board of management; however, the appeal will be withdrawn pursuant to the Settlement Agreement.

Based upon the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to us. As of the date of this Annual Report, several minority shareholders of CAG had initiated special award proceedings seeking court’s review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation, could claim the respective higher amounts. The court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. Thirty-three plaintiffs appealed the dismissal, and in January 2006, twenty-three of these appeals were granted by the court. They were remanded back to the court of first instance, where the valuation will be further reviewed.

Other Matters

As of December 31, 2005, Celanese Ltd. and/or CNA Holdings, Inc., both our U.S. subsidiaries, are defendants in approximately 630 asbestos cases. Because many of these cases involve numerous plaintiffs, we are subject to claims significantly in excess of the number of actual cases. We have reserves for defense costs related to claims arising from these matters. We believe we do not have any significant exposure in these matters.

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

Under the Domination Agreement, any minority shareholder of Celanese AG who elects not to sell shares to the Purchaser will be entitled to remain a shareholder of Celanese AG and to receive a gross guaranteed fixed annual payment on their shares of €3.27 per Celanese Share less certain corporate taxes to be paid by CAG in lieu of any future dividend. See "The Transactions—Post-Tender Offer Events—Domination and Profit and Loss Transfer Agreement."

Celanese Holdings Purchases of its Equity Securities

None.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None

Item 6.    Selected Financial Data

The information called for by Item 6 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, the term ‘‘Celanese’’ refers to Celanese Holdings LLC, a Delaware corporation, and not its subsidiaries. The terms the ‘‘Company,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ and Successor refer to Celanese and its subsidiaries on a consolidated basis. The term ‘‘BCP Crystal’’ refers to our subsidiary, BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term ‘‘Purchaser’’ refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term ‘‘Original Shareholders’’ refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms ‘‘Sponsor’’ and ‘‘Advisor’’ refer to certain affiliates of The Blackstone Group.

You should read the following discussion and analysis of the financial condition and the results of operations together with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements, which were prepared in accordance with U.S. GAAP.

The following discussion and analysis of financial condition and results of operations covers periods prior and subsequent to the acquisition of CAG and its subsidiaries (collectively ‘‘CAG’’ or the ‘‘Predecessor’’). Accordingly, the discussion and analysis of historical periods prior to the acquisition do not reflect the significant impact that the acquisition of CAG has had and will have on the Successor, including increased leverage and liquidity requirements as well as purchase accounting adjustments. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters (see Note 4 to the notes to consolidated financial statements). Investors are cautioned that the forward-looking statements contained in this section involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See ‘‘Forward-Looking Information’’ located at the end of this section.

The results for the nine months ended December 31, 2005 and the three months ended March 31, 2005 have not been audited; together with the results of the nine months ended December 31, 2003 and the three months ended March 31, 2003 and should not be taken as an indication of the results of operations to be reported for any subsequent period or for the full fiscal year.

Reconciliation of Non-U.S. GAAP Measures: Management believes that using non-U.S. GAAP financial measures to supplement U.S. GAAP results is useful to investors because such use provides a more complete understanding of the factors and trends affecting the business other than disclosing U.S. GAAP results alone. In this regard, we disclose net debt, which is a non-U.S. GAAP financial measure. Net debt is defined as total debt less cash and cash equivalents. Management uses net debt to evaluate the capital structure. Net debt is not a substitute for any U.S. GAAP financial measure. In addition, calculations of net debt contained in this report may not be consistent with that of other companies. The most directly comparable financial measure presented in accordance with U.S. GAAP in our financial statements for net debt is total debt. For a reconciliation of net debt and total debt, see ‘‘Financial Highlights’’ below.

Basis of Presentation

Successor

Represents our audited consolidated financial position as of December 31, 2005 and 2004 and our audited consolidated results of operations and cash flows for the year ended December 31, 2005 and the nine months ended December 31, 2004. These consolidated financial statements reflect the application of purchase accounting, described below, relating to the original acquisition of CAG and purchase price accounting adjustments relating to the acquisitions of Vinamul, Acetex and additional CAG shares acquired during the year ended December 31, 2005.

Predecessor

Represents CAG’s audited consolidated results of operations and cash flows for the year ended December 31, 2003, its audited interim consolidated results of operations and cash flows for the three months ended March 31, 2004, and its unaudited interim consolidated results of operations and cash flows for the three months ended March 31, 2003 and the nine months ended December 31, 2003. These consolidated financial statements relate to periods prior to the acquisition of CAG and present CAG’s historical basis of accounting without the application of purchase accounting.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters.

Change in Ownership

Pursuant to a voluntary tender offer commenced in February 2004, the Purchaser, an indirect wholly owned subsidiary of Celanese Holdings, on April 6, 2004 acquired approximately 84% of the ordinary shares of CAG, excluding treasury shares, (the ‘‘CAG Shares’’) for a purchase price of $1,693 million, including direct acquisition costs of $69 million (the ‘‘Acquisition’’). During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Purchaser acquired additional CAG shares for $473 million and $33 million, respectively, including direct acquisition costs of $4 million and less than $1 million, respectively. The additional CAG shares were acquired pursuant to either i) the mandatory offer which commenced in September 2004 and was extended such that it will expire on April 1, 2006, unless further extended or ii) the acquisition of additional CAG shares as described below.

As part of the initial acquisition of CAG, the Purchaser agreed to refinance certain existing debt of CAG, pre-fund certain pension obligations of CAG, pre-fund certain contingencies and certain obligations linked to the value of CAG, such as the payment of fair cash compensation under a Domination and Profit and Loss Transfer Agreement (‘‘Domination Agreement’’) for the remaining outstanding CAG Shares and payment obligations related to outstanding stock appreciation rights, stock options and interest payments, provide additional funds for working capital and other general corporate purposes, and pay related fees and expenses.

The funds used in connection with the initial acquisition of CAG were provided by equity investments of $641 million from the Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, and Blackstone Capital Partners (Cayman) Ltd. 3 (collectively, ‘‘Blackstone’’) and BA Capital Investors Sidecar Fund, L.P. (and together with Blackstone, the ‘‘Original Shareholders’’); term loans of approximately $608 million, borrowings under senior subordinated bridge loan facilities of $1,565 million as well as the issuance of mandatorilly redeemable preferred stock totaling $200 million. The senior subordinated bridge loan facilities have since been refinanced by the senior subordinated notes and the floating rate term loan. As a result of the financing, our interest expense currently is, and will continue to be, substantially higher than it was prior to the Acquisition.

We accounted for the initial acquisition of CAG using the purchase method of accounting and, accordingly, this resulted in a new basis of accounting. The purchase price was allocated based on the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed were reflected at fair value for the approximately 84% portion acquired and at CAG historical basis for the remaining approximate 16%. The excess of the total purchase price over the fair value of the net assets acquired at closing was allocated to goodwill, and this indefinite lived asset is subject to an annual impairment review. During the three months ended March 31, 2005, we finalized the purchase accounting adjustments for the original acquisition of CAG (See Notes 1 and 2 to the consolidated financial statements).

During the year ended December 31, 2005, we decreased goodwill by $26 million as a result of purchase accounting adjustments related to the Acquisition and the acquisition of additional CAG shares. Included in this adjustment is a $23 million increase to goodwill, and a corresponding increase to our minority interest liability primarily associated with the Restructuring that occurred in October 2004 (See Note 1 to the consolidated financial statements). We also increased goodwill by $5 million, net for various purchase accounting adjustments related to the acquisition of additional CAG shares. As these represented immaterial adjustments, individually and in the aggregate, prior periods have not been restated. Also included in this adjustment is a $54 million decrease to goodwill associated with the additional CAG shares purchased based on the fair value of the assets and liabilities acquired (See Note 2 to the consolidated financial statements).

In connection with the Acquisition, at the acquisition date, we implemented a plan to restructure certain activities. We recorded liabilities of $60 million, primarily for employee severance and related costs in connection with the preliminary plan and have approved the continuation of all existing Predecessor restructuring and exit plans (See Note 2 to the consolidated financial statements).

Major Events In 2005

•	In January 2005, Celanese Corporation, the ultimate parent of Celanese Holdings, completed an intial public offering of 50,000,000 shares of Series A common stock and concurrently issued 9,600,000 shares of convertible perpetual preferred stock.

•	In December 2005, we announced a plan to develop our Nanjing, China site into an integrated chemical complex that will include a 600,000 metric ton acetic acid plant, a vinyl acetate unit and a vinyl acetate emulsions unit. Startup is targeted for the first half of 2007.

•	Increased our ownership of CAG to approximately 98% as of November 2, 2005 following an agreement with major shareholders and ongoing tender offers. In November 2005, our Board of Directors granted approval to effect a Squeeze-Out of the remaining minority shareholders of CAG.

•	In February 2005, we completed the acquisition of Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (‘‘ICI’’) for $208 million.

•	In July 2005, we completed the acquisition of Acetex Corporation for $270 million and assumed Acetex's $247 million of debt, which is net of cash acquired of $54 million. We also redeemed Acetex’s outstanding 10 7/8% senior notes primarily with available cash of $280 million.

•	Completed the transition to purchase our total requirements for Gulf Coast methanol from Southern Chemical Corporation, a Trinidad-based supplier.

•	Announced plans to construct a world-scale plant for the manufacture of GUR® ultra-high molecular weight polyethylene in Asia. Production is expected to begin in the second half of 2007.

•	Announced plans to implement our next generation of vinyl acetate monomer technology, known as Vantage Plus™. We expect to further improve production efficiency and lower operating costs across our global manufacturing platform through the use of this technology.

•	In August 2005, Celanese Corporation's board adopted a dividend policy and began to pay common shareholders a dividend of $0.16 per share annually, or 1%, based on the initial public offering price of $16 per share.

•	In December 2005, we reached settlements with two insurer's of CNA Holdings' pursuant to which CNA Holdings will be paid a total of $16 million in the next two years ($7 million in 2006 and $9 million in 2007) in exchange for the release of certain claims against the policy of the insurer. We recorded approximately $30 million in income to special (charges) gains for two plumbing action insurance settlements in the fourth quarter of 2005.

•	In December 2005, we resolved litigation pertaining to antitrust claims filed against certain shipping companies. Pursuant to these agreements, we received net proceeds of approximately $36 million which was recorded as a reduction to cost of sales in the fourth quarter of 2005.

•	In October 2005, we completed the sale of our acetate manufacturing facility in Rock Hill, South Carolina to Greens of Rock Hill LLC. Production at the facility was phased out earlier in 2005 as part of our previously announced plans to consolidate our acetate flake manufacturing operations. We recognized a gain on sale of approximately $23 million, which includes the reversal of $12 million of asset retirement obligations and $7 million of environmental reserves, as the purchaser assumed these obligations.

•	In the fourth quarter of 2005, we exited our Filament business (See Note 6 to the notes to the consolidated financial statements).

•	In December 2005, we sold our cyclo-olefine copolymer business, or COC, to a venture of Japan's Daicel Chemical Industries Ltd. (‘‘Daicel’’) and Polyplastics Co, Ltd. (‘‘Polyplastics’’). Daicel holds a majority stake in the venture with 55% interest and Polyplastics, which itself is a venture between us and Daicel, owns the remaining 45%. The transaction resulted in a loss of approximately $35 million.

•	In December 2005, we completed the sale of our common stock interest in the Pemeas GmbH fuel cell venture and recognized a gain of less than $1 million.

•	In December 2005, we announced that discussions regarding the venture project being developed by Acetex and Tasnee Petrochemicals in the Kingdom of Saudi Arabia have been temporarily suspended due to the current high demand on contractors and vendors which have affected expected project costs.

•	Continued to focus the product portfolio by exiting non-strategic businesses, such as the high performance polymer polybenzamidazole (‘‘PBI’’), vectran polymer and emulsion powders.

•	In December 2005, we announced our intention to pursue strategic alternatives for our Pampa, Texas plant. The facility, which produces a variety of products based on butane, including 290,000 metric tons of acetic acid, faces competitive pressures due to the technology utilized. If we elect to exit the facility, an impairment charge may be recognized, which could be material.

Initial Public Offering and Concurrent Financings

In January 2005, Celanese Corporation, the ultimate parent of Celanese Holdings, completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. Celanese Corporation contributed $572 million of the net proceeds to the Company, through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company's senior subordinated notes, which includes an early redemption premium of $51 million.

Subsequent to the closing of the initial public offering, we borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million floating rate term loan, and $200 million of which was used as the primary financing for the February 2005 acquisition of Vinamul. Additionally, the amended and restated senior credit facilities included a $242 million delayed draw term loan, which expired unutilized in July 2005.

In April and May 2005, the Company declared and paid $578 million of the net proceeds to its ultimate parent, Celanese Corporation, through Crystal US Holdings 3 L.L.C., in the form of a dividend.

Acquisition of Additional CAG Shares

On August 24, 2005, we acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). We also paid to such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders' resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the domination and profit and loss transfer agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. We paid the aggregate consideration of €314 million ($384 million) for the additional CAG shares using available cash.

We also made a limited offer to purchase from all other shareholders any remaining outstanding CAG shares for €51 per share (plus interest on €41.92 per share) against waiver of the shareholders’ rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the September 2004 mandatory offer of €41.92 per share were entitled to claim the difference between the increased offer and the mandatory offer. The limited offer period ran from August 30, 2005 through September 29, 2005, inclusive. For shareholders who did not accept the limited offer on or prior to the September 29, 2005 expiration date, the terms of the original mandatory offer continue to apply. The mandatory offer will remain open for two months following final resolution of the award proceedings (Spruchverfahren) by the German courts.

As of December 31, 2005 and 2004, our ownership interest in CAG was approximately 98% and 84%, respectively. On November 3, 2005, our Board of Directors approved commencement of the process for effecting a squeeze-out of the remaining shareholders, as defined below.

Squeeze-Out

Because we own shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, we have decided to exercise our right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the ‘‘Squeeze-Out’’). The Squeeze-Out will require the approval by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If we are successful in effecting the Squeeze-Out, we must pay the then remaining minority shareholders of CAG fair cash compensation, in exchange for their shares. The amount of the fair cash compensation has been set at €62.22 per share. The amount to be paid to the minority shareholders as fair cash compensation in exchange for their CAG Shares in connection with the Squeeze-Out was determined on the basis of the fair value of CAG, determined by us in accordance with applicable German legal requirements, as of the date of the applicable resolution of CAG’s shareholders’ meeting, and examined by a duly qualified auditor chosen and appointed by the Frankfurt District Court (Landgericht).

The Squeeze-Out will require approval by the shareholders of CAG. While it is expected that we will have the requisite majority in such meeting to assure approval of such measures, minority shareholders, irrespective of the size of their shareholding, may, within one month from the date of any such shareholder resolution, file an action with the court to have such resolution set aside. While such action would only be successful if the resolution were passed in violation of applicable laws and cannot be based on the unfairness of the amount to be paid to the minority shareholders, a shareholder action may substantially delay the implementation of the challenged shareholder resolution pending final resolution of the action. If such action proved to be successful, the action could prevent the implementation of the Squeeze-Out. Accordingly, there can be no assurance that the Squeeze-Out can be implemented timely or at all.

Impact of the Acquisitions of Vinamul and Acetex

In February 2005, we acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (‘‘ICI’’) for $208 million. The Vinamul product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. We will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for fifteen years, and the pricing is based on market and other negotiated terms. This acquisition was primarily financed through borrowings of $200 million under the amended and restated senior credit facilities. The net sales and operating profit (loss) of the Vinamul business included in our results of operations were $343 million and $(15) million, respectively, for the year ended December 31, 2005. Vinamul's results included integration costs incurred in connection with the acquisition. See Note 6 to the consolidated financial statements.

In September 2005, in connection with the Vinamul transaction, we sold our emulsion powders business to ICI for $25 million. The transaction included a supply agreement whereby we will supply product to ICI for a period of up to fifteen years. The fair value of the supply contract was $11 million and was recorded as deferred revenue to be amortized over the fifteen year life of the contract. In connection with the sale, we reduced goodwill related to the acquisition of Vinamul by $6 million. Net sales and operating profit (loss) for the emulsions powders business for the nine months ended September 30, 2005 were approximately $30 million and $1 million, respectively.

In July 2005, we acquired Acetex Corporation (‘‘Acetex’’) for $270 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex’s operations include an acetyls business with plants in Europe and a North-American specialty polymers and film business. We acquired Acetex primarily using existing cash. We caused Acetex to exercise its option to redeem its 10 7/8% senior notes due 2009 totaling $265 million. The redemption was funded primarily with cash on hand and occurred on August 19, 2005. The redemption price was $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005. On August 25, 2005, we repaid the remaining $36 million of assumed debt with available cash. The net sales and operating profit (loss) of the Acetex business included in our results of operations were $247 million and $(4) million, respectively, for the year ended December 31, 2005. Acetex's results included integration costs and inventory purchase accounting adjustments incurred in connection with the acquisition.

In connection with the above acquisitions, we allocated the purchase price on the basis of the fair value of the assets acquired and the liabilities assumed. We expect to finalize the purchase accounting for Acetex by March 31, 2006. Included in the liabilities assumed are certain obligations related to the acquired pension and postretirement benefit plans. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill, and as of December 31, 2005, is approximately $44 million and $166 million for Vinamul and Acetex, respectively.

Major Events In 2004

•	In response to greater demand for Ticona’s technical polymers, two projects were announced to expand manufacturing capacity. Ticona announced plans to increase production of polyacetal in North America by about 20%, raising total capacity to 102,000 tons per year at the Bishop, Texas facility. This project was completed in October 2004.

•	In October 2004, we completed an organizational restructuring (the ‘‘Restructuring’’). (See Note 1 to the consolidated financial statements).

•	In October 2004, we announced plans to implement a strategic restructuring of our acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. The restructuring resulted in $50 million of asset impairment charges recorded as a special charge and $12 million in charges to depreciation for related asset retirement obligations for the nine months ended December 31, 2004.

•	In November 2004, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd., reorganized as a Delaware company and changed its name to Celanese Corporation.

•	In December 2004, we approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees, as well as other management incentive programs. We recorded expense of $50 million related to these new compensation plans during the nine months ended December 31, 2004.

Major Events In 2003

In 2003, CAG took major steps to enhance the value of its businesses, by investing in new production capacity in growth areas, reducing costs and increasing productivity.

Optimizing the Portfolio

•	Agreed to sell our acrylates business to The Dow Chemical Company (‘‘Dow’’) as part of its strategy to focus on core businesses; transaction completed in February 2004.

•	Completed the venture of its European oxo businesses with Degussa AG (‘‘Degussa’’).

•	Sold our nylon business to BASF AG (‘‘BASF’’).

Investing in Growth Areas

•	Received governmental approval and began preparations to build a world-scale acetic acid plant in China, the world’s fastest growing market for acetic acid and its derivatives.

•	Announced agreement with China National Tobacco Corporation to double capacities of three acetate tow plants in China, in which CAG owns a 30% share.

•	Announced plans to expand its GUR(R) ultra high molecular weight polyethylene plant in Oberhausen, Germany, by 10,000 tons, increasing our total worldwide capacity by 17% in the second half of 2004.

•	Broke ground with Asian partners for a new investment in a polyacetal plant in China, the world’s highest growth market for engineering plastics.

Reducing Costs and Increasing Productivity

•	Agreed to source methanol from Southern Chemical Corporation in mid-2005 under a multi-year contract expected to reduce significantly overall exposure to U.S. Gulf Coast natural gas volatility.

•	Initiated measures to redesign Ticona’s organization, reduce costs and increase productivity.

•	Achieved significant cost savings from completion of Focus and Forward restructuring programs.

•	Intensified use of Six Sigma and other productivity tools throughout the organization to reduce costs and generate additional revenue.

•	Began implementation of a company-wide SAP platform to reduce administrative costs by eliminating complexity in information systems and to provide for ongoing improvement in business processes and service.

•	Completed a new, more efficient plant for synthesis gas, a primary raw material used at the Oberhausen, Germany site.

Financial Highlights

	Successor			Predecessor
	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
	(in $ millions)
Statement of Operations Data:
Net sales	4,592	3,744	1,478	1,218	1,137	3,348
Special (charges) gains:
Insurance recoveries associated with plumbing cases	34	1	—	—	—	107
Sorbates antitrust matters	—	—	—	—	—	(95)
Restructuring, impairment and other special (charges) gains	(69)	(83)	(38)	(28)	(1)	(16)
Operating profit	407	72	159	47	72	22
Earnings (loss) from continuing operations before tax and minority interests	341	(114)	30	67	88	84
Earnings (loss) from continuing operations	329	(192)	5	52	64	63
Earnings (loss) from discontinued operations	(1)	5	10	26	(7)	28
Net earnings (loss)	328	(187)	15	78	56	92

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt - third party and affiliates	155	144
Plus: Long-term debt	2,903	2,716
Total debt	3,058	2,860
Less: Cash and cash equivalents	389	838
Net debt	2,669	2,022

	Successor			Predecessor
	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
	(in $ millions)
Other Data:
Depreciation and amortization	223	181	63	70	70	219
Operating margin(1)	8.9%	1.9%	10.8%	3.9%	6.3%	0.7%
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	7.4%	(3.0)%	2.0%	5.5%	7.7%	2.5%

(1)	Defined as operating profit divided by net sales.

CELANESE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
	(in $ millions)
Net sales	4,592	3,744	1,478	1,218	1,137	3,348
Cost of sales	(3,667)	(3,026)	(1,106)	(983)	(935)	(2,860)
Gross margin	925	718	372	235	202	488
Selling, general and administrative expenses	(401)	(497)	(156)	(136)	(108)	(396)
Research and development expenses	(68)	(67)	(23)	(23)	(20)	(69)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	34	1	—	—	—	107
Sorbates antitrust matters	—	—	—	—	—	(95)
Restructuring, impairment and other special (charges) gains	(69)	(83)	(38)	(28)	(1)	(16)
Foreign exchange gain (loss)	(3)	(3)	3	—	(1)	(3)
Gain (loss) on disposition of assets	(11)	3	1	(1)	—	6
Operating profit	407	72	159	47	72	22
Equity in net earnings of affiliates	46	36	15	12	10	25
Interest expense	(182)	(239)	(140)	(6)	(12)	(37)
Interest income	23	26	10	5	6	38
Other income (expense), net	87	(9)	3	9	12	36
Earnings (loss) from continuing operations before tax and minority interests	381	(114)	47	67	88	84
Income tax provision	(40)	(70)	(17)	(15)	(24)	(21)
Earnings (loss) from continuing operations before minority interests	341	(184)	30	52	64	63
Minority interests	(12)	(8)	(25)	—	—	—
Earnings (loss) from continuing operations	329	(192)	5	52	64	63
Earnings (loss) from discontinued operations:
Earnings (loss) from operation of discontinued operations	(1)	5	10	—	(8)	31
Gain (loss) on disposal of discontinued operations	—	(1)	—	14	(2)	9
Income tax benefit	—	1	—	12	3	(11)
Earnings (loss) from discontinued operations	(1)	5	10	26	(7)	29
Cumulative effect of changes in accounting principles, net of income tax	—	—	—	—	(1)	—
Net earnings (loss)	328	(187)	15	78	56	92

Overview – Nine Months Ended December 31, 2005 Compared with Nine Months Ended
December 31, 2004

Net sales in the nine months ended December 31, 2005 increased 23% to $4,592 million compared to the same period in 2004. The improvement is primarily due to an 11% increase in net sales from the Vinamul and Acetex businesses and 11% higher pricing, mainly in Chemical Products, offset by slightly lower volumes. Net sales from Vinamul and Acetex were approximately $280 million and $247 million, respectively.

Our performance improved over 2004 as increased pricing and cost savings initiatives more than offset higher raw material and energy costs. As a result, our operating profit margin increased to 8.9% for the nine months ended December 31, 2005 from 1.9% in the same period in 2004. For the nine months ended December 31, 2005, Vinamul and Acetex (including AT Plastics), had operating losses of $15 million and $4 million, respectively, primarily related to integration costs in connection with the acquisitions and inventory purchase accounting adjustments for Acetex.

Earnings from continuing operations before tax and minority interests for the nine months ended December 31, 2005 increased to $381 million compared to a net loss of $114 million in the same period in 2004. This increase is primarily due to higher operating profit, lower interest expense and higher dividend income. Interest expense in 2004 included the expensing of deferred financing costs of $71 million. This increase was partially offset by a $14 million increase in 2005 in interest expense due to higher debt levels and higher interest rates. Earnings from continuing operations before tax and minority interests for the nine months ended December 31, 2005 includes an $11 million net loss on disposition of assets compared to a $3 million net gain on disposition of assets in the same period in 2004. The net earnings for the nine months ended December 31, 2005 includes a $35 million loss on the disposal of Ticona’s COC business, offset by a $23 million gain on the disposition of two Acetate Products properties and $1 million in other gains, net.

Net earnings (loss) for the nine months ended December 31, 2005 improved to net earnings of $328 million compared to a net loss of $187 million for the same period in 2004.

Net debt (total debt less cash and cash equivalents) rose to $2,669 million at December 31, 2005 from $2,022 million at December 31, 2004, primarily due to a decrease in cash and cash equivalents of $449 million. We largely used available cash to finance the Vinamul and Acetex acquisitions, the redemption of Acetex senior notes and the purchase of the additional CAG shares from two minority shareholders.

In September 2005, we announced a controlled shutdown of our plants in Clear Lake, Pasadena, Bay City and Bishop, Texas in preparation for Hurricane Rita. We subsequently announced that these plants sustained minimal damage from this hurricane and production resumed at these plants in October 2005. We believe the hurricane had an aggregate negative impact on earnings of approximately $15 million during the nine months ended December 31, 2005.

Overview – Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

In the three months ended March 31, 2005, net sales rose 21% to $1,478 million compared to $1,218 million, in the same period in 2004, primarily due to higher pricing, higher volumes, favorable currency movements and product composition changes, of which $66 million was related to the Vinamul acquisition. Net earnings (loss) declined to $15 million compared to net earnings of $78 million in the same period in 2004 largely due to higher interest expense, which included debt refinancing related costs and higher special charges, mainly due to $35 million in expenses for the termination of sponsor monitoring services. The three months ended March 31, 2005 benefited from higher pricing mainly in Chemical Products, driven by strong demand and higher industry capacity utilization. We also benefited from cost savings resulting from restructuring and productivity improvement programs as well as lower depreciation and amortization. These benefits were partially offset by higher raw materials and energy costs.

Overview – Nine Months Ended December 31, 2004 Compared with Nine Months Ended
December 31, 2003

All business segments experienced volume growth in the nine months ended December 31, 2004 compared to the same period in 2003. The Chemical Products segment benefited from stronger overall demand, while the Ticona segment grew on new commercial applications and stronger demand from the automotive, electrical/electronics, household goods, and medical markets. The performance of Ticona’s affiliates also reflected improved business conditions. The overall economic environment, however, remained challenging due to higher raw material and energy costs, as well as weaker pricing for some products in the Ticona and Performance Products segments compared to the same period in 2003.

Net sales in the nine months ended December 31, 2004 rose 12% to $3,744 million compared to net sales for the same period in 2003 mainly on higher volumes in all business segments, stronger pricing in Chemical Products and favorable currency effects, which were partially offset by lower pricing in the remaining segments and changes in the composition of the Chemical Products segment.

Operating profit increased to $72 million from $22 million in the same period in 2003. Operating profit benefited from increased net sales, lower stock appreciation rights expense of $76 million as well as cost savings. These factors were partially offset by increased raw material and energy costs, higher special charges of $78 million, expenses associated with a new management compensation plan of $50 million, and higher professional and consulting fees. For the nine months ended December 31, 2004, operating profit included lower depreciation and amortization of $38 million resulting primarily from purchase accounting adjustments and a non-cash charge of $53 million in inventory-related purchase accounting adjustments.

Earnings from continuing operations before tax and minority interests decreased to a loss of $114 million from earnings of $84 million in the same period in 2003 mainly due to an increase in interest expense of $202 million, resulting from the higher debt levels and the expensing of deferred financing costs of $71 million, and the absence of $18 million in income from the demutualization of an insurance provider, which was partially offset by higher operating profit of $50 million.

Net earnings (loss) decreased to a loss of $187 million compared to earnings of $92 million for the same period a year earlier.

Net debt (total debt less cash and cash equivalents) rose to $2,022 million from $489 million as of December 31, 2003, primarily to finance the acquisition of CAG and to prefund benefit obligations.

Overview – Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

In the three months ended March 31, 2004, all of the Predecesor’s businesses experienced strong volume growth compared to the same period the previous year and benefited from increased activity in some of its markets, such as electrical/electronics, new applications for technical polymers and food ingredients, and tight supply conditions in the acetyl products markets. Operating profit declined, however, due to higher raw material and energy costs, special charges and the absence of income from stock appreciation rights, which were partially offset by favorable currency effects.

Net sales increased 7% to $1,218 million due to volume increases and favorable currency effects, resulting mainly from the stronger euro versus the U.S. dollar. Volume increases were particularly strong in the Acetate Products and Ticona segments. These factors were partially offset by the effects of transfer of the European oxo business to a venture in the fourth quarter of 2003.

Earnings from continuing operations before tax and minority interests were $67 million compared to $88 million in the comparable period in 2003. Net earnings (loss) increased to $78 million from $56 million in the same period in 2003.

Selected Data by Business Segment—Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004 and Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

	Successor			Predecessor
	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)		(unaudited)
	(in $ millions)
Net Sales
Chemical Products	3,292	2,573	1,044	818
Technical Polymers Ticona	648	636	239	227
Acetate Products	494	441	165	147
Performance Products	133	131	47	44
Segment Total	4,567	3,781	1.495	1,236
Other Activities	132	45	12	11
Inter-segment Eliminations	(107)	(82)	(29)	(29)
Total Net Sales	4,592	3,744	1,478	1,218
Special (Charges) Gains
Chemical Products	(24)	(3)	(1)	(1)
Technical Polymers Ticona	9	(37)	(1)	(1)
Acetate Products	(8)	(41)	(1)	—
Performance Products	—	—	—	—
Segment Total	(23)	(81)	(3)	(2)
Other Activities	(12)	(1)	(35)	(26)
Total Special (Charges) Gains	(35)	(82)	(38)	(28)
Operating Profit (Loss)
Chemical Products	396	248	177	65
Technical Polymers Ticona	21	(12)	39	31
Acetate Products	57	(17)	10	4
Performance Products	38	18	13	11
Segment Total	512	237	239	111
Other Activities	(105)	(165)	(80)	(64)
Total Operating Profit	407	72	159	47
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	462	265	193	64
Technical Polymers Ticona	65	26	51	45
Acetate Products	61	(13)	10	4
Performance Products	34	15	12	11
Segment Total	622	293	266	124
Other Activities	(241)	(407)	(219)	(57)
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	381	(114)	47	67
Depreciation & Amortization
Chemical Products	133	89	34	39
Technical Polymers Ticona	45	48	15	16
Acetate Products	20	30	9	11
Performance Products	10	10	3	2
Segment Total	208	177	61	68
Other Activities	15	4	2	2
Total Depreciation & Amortization	223	181	63	70

Selected Data by Business Segment—Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004 and Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004 (Continued)

Factors Affecting Nine Months Ended December 31, 2005 Segment Sales Compared to Nine Months Ended December 31, 2004

in percentages	Volume	Price	Currency	Other	Total
Chemical Products	(3)	15	—	16	28
Technical Polymers Ticona	(1)	4	(1)	—	2
Acetate Products	7	5	—	—	12
Performance Products	6	(4)	—	—	2

Factors Affecting Three Months Ended March 31, 2005 Segment Sales Compared to Three Months Ended March 31, 2004

in percentages	Volume	Price	Currency	Other	Total
Chemical Products	(1)	22	3	4	28
Technical Polymers Ticona	2	—	3	—	5
Acetate Products	9	3	—	—	12
Performance Products	9	(7)	5	—	7

Summary by Business Segment—Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004 and Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Chemical Products

	Successor				Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Change in $	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)			(unaudited)
Net sales	3,292	2,573	719	1,044	818
Net sales variance
Volume	(3)%			(1)%
Price	15%			22%
Currency	—			3%
Other	16%			4%
Operating profit	396	248	148	177	65
Operating margin	12.0%	9.6%		17.0%	7.9%
Special (charges) gains	(24)	(3)	(21)	(1)	(1)
Earnings from continuing operations before tax and minority interests	462	265	197	193	64
Depreciation and amortization	133	89	44	34	39

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Chemical Products’ net sales increased 28% to $3,292 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase is primarily due to the inclusion of net sales from Vinamul and Acetex (excluding AT Plastics) during 2005 of approximately $280 million and $135 million, respectively. In addition, pricing increased for most products, but primarily from acetic acid, vinyl acetate monomer and acetyl derivatives. The price increase was driven by continued strong demand, high industry utilization in base products and higher raw material costs, particularly for ethylene and natural gas. Overall, volumes declined 3% primarily from acetyl derivatives partially offset by significantly improved volumes from vinyl acetate monomer. Volumes for emulsions was flat. The increase in volumes from vinyl acetate monomer is primarily driven by continued strong demand.

Special charges increased by $21 million for the nine months ended December 31, 2005 compared to the same period in 2004. Included in 2005 is $12 million in charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant and $6 million for severance charges related to the same closure.

Operating profit increased 60% to $396 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase is principally driven by higher pricing, which more than offset higher raw material and energy costs. The segment also benefited from a full quarter impact of its Southern Chemical methanol supply contract. Basic products, such as acetic acid and vinyl acetate monomer, had greater success in maintaining margins while downstream products, such as polyvinyl alcohol and emulsions, continued to experience margin compression due to raw material costs rising faster than our pricing. Operating profit was also favorably impacted in this period due to $36 million from the settlement of transportation-related anti-trust matters, $14 million in lower non-cash inventory-related purchase accounting adjustments and Acetex (excluding AT Plastics) recording an operating profit of $ 11 million in the nine months ended December 31, 2005. The increase in operating profit was partially offset by Vinamul recording operating losses of $15 million, which included integration costs in connection with the acquisition. Additionally, depreciation and amortization increased in 2005 compared to the same period in 2004 primarily related to purchase accounting adjustments in both years.

Earnings from continuing operations before tax and minority interests increased 74% to $462 million compared to the same period in 2004 benefiting from increased operating profit and dividends from our Saudi cost investment.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Chemical Products' net sales increased 28% to $1,044 million compared to the same period last year mainly on higher pricing, segment composition changes, of which $66 million was related to Vinamul, and favorable currency effects. Pricing increased for most products, driven by continued strong demand and high utilization rates across the chemical industry.

Earnings from continuing operations before tax and minority interests increased to $193 million from $64 million in the same period in 2004 as higher pricing was partially offset by higher raw material costs. Earnings also benefited from an increase of $9 million in dividends from our Saudi cost investment, which totaled $12 million in the quarter. The three months ended March 31, 2005 included $1 million in earnings from Vinamul, which included $1 million in non-cash inventory related purchase accounting adjustments and integration costs in connection with the acquisition.

Technical Polymers Ticona

	Successor				Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Change in $	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)			(unaudited)
Net sales	648	636	12	239	227
Net sales variance
Volume	(1)%			2%
Price	4%			—
Currency	(1)%			3%
Other	—			—
Operating profit (loss)	21	(12)	33	39	31
Operating margin	3.2%	(1.9)%		16.3%	13.7%
Special (charges) gains	9	(37)	46	(1)	(1)
Earnings from continuing operations before tax and minority interests	65	26	39	51	45
Depreciation and amortization	45	48	(3)	15	16

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Ticona’s net sales increased 2% to $648 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase is primarily driven by the successful implementation of price increases, introduction of new applications and increased penetration into key markets. This increase is partially offset by lower overall volumes and slightly unfavorable currency effects. Improved volumes from most of Ticona’s product lines were more than offset by a decline in polyacetal volumes attributable to a weak European automotive market and reduced sales to lower-end applications.

Ticona recorded income from special charges of $9 million for the nine months ended December 31, 2005 compared to expense of $37 million for the same period in 2004. Included in 2005 is approximately $34 million associated with plumbing insurance recoveries, which was partially offset by an additional $25 million non-cash impairment charge associated with the planned disposal of the COC business. The $37 million in 2004 is primarily related to a non-cash impairment charge from the COC business.

Operating profit increased to $21 million for the nine months ended December 31, 2005 compared to an operating loss of $12 million for the same period in 2004. The successful implementation of price increases helped to offset higher raw material and energy costs. Also contributing to the increase are productivity improvements, cost savings from an organizational redesign and lower depreciation and amortization expenses due to changes in the useful lives of certain property, plant and equipment. In addition, 2004 included a $20 million charge to cost of sales for a non-cash inventory related purchase accounting adjustment. Operating profit in the nine months ended December 31, 2005 includes approximately $35 million for the loss on disposal of the COC business compared to an impairment charge of $32 million taken in 2004.

Earnings from continuing operations before tax and minority interests increased to $65 million for the nine months ended December 31, 2005 compared to $26 million in the same period in 2004. This increase is primarily due to the increase in operating profit, improved equity earnings from Asian and U.S. affiliates due to increased sales volumes, a $46 million reduction in special charges, and the absence of a 2004 purchase accounting adjustment of $20 million in 2005.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Ticona increased by 5% to $239 million compared to the same period last year due to favorable currency effects and slightly higher volumes. Volumes increased for most product lines due to the successful introduction of new applications, which outweighed declines in polyacetal volumes resulting from our focus on high-end business and decreased sales to European automotive customers. Overall pricing remained flat over the same periods as successfully implemented price increases were offset by lower average pricing for certain products due to the commercialization of lower cost grades for new applications.

Earnings from continuing operations before tax and minority interests increased 13% to $51 million as the result of restructuring cost savings, the favorable effects of a planned maintenance turnaround and slightly higher volumes. These increases were partially offset by higher raw material and energy costs.

Acetate Products

	Successor				Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Change in $	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)			(unaudited)
Net sales	494	441	53	165	147
Net sales variance
Volume	7%			9%
Price	5%			3%
Currency	—			—
Other	—			—
Operating profit (loss)	57	(17)	74	10	4
Operating margin	11.5%	(3.9)%		6.1%	2.7%
Special (charges) gains	(8)	(41)	33	(1)	—
Earnings from continuing operations before tax and minority interests	61	(13)	74	10	4
Depreciation and amortization	20	30	(10)	9	11

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Acetate Products’ net sales for the nine months ended December 31, 2005 increased 12% to $494 million compared to the same period in 2004. The improvement is due to a 5% increase in pricing and a 7% increase in overall volumes. Higher flake volumes from increased sales to our recently expanded China tow ventures were partially offset by lower tow volumes due to the shutdown of our Edmonton, Canada tow plant. Price increases partially offset higher raw material and energy costs.

For the nine months ended December 31, 2005, the Acetate Products’ segment recorded special charges of $8 million compared to $41 million in the same period in 2004. Special (charges) gains in 2005 primarily related to a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, while special (charges) gains in the same period in 2004 primarily represented asset impairments associated with the planned consolidation of tow and flake production.

Operating profit increased to $57 million in the nine months ended December 31, 2005 compared to an operating loss of $17 million in the same period in 2004. The increase is largely due to the decrease in special (charges) gains described above and a $23 million gain on the sale of the Rock Hill, S.C. plant and the Charlotte, N.C. research and development center. In addition, depreciation and amortization expense decreased primarily resulting from a lower depreciable assets base due to previous asset impairments and an $8 million charge for asset retirement obligations recorded in 2004 associated with the restructuring of the business. Higher pricing and savings from restructuring and productivity improvements more than offset increased raw material and energy costs, as well as temporarily higher manufacturing costs resulting from a realignment of inventory levels as part of the restructuring strategy.

Earnings from continuing operations before tax and minority interests increased to $61 million for the nine months ended December 31, 2005 compared to a $13 million loss from continuing operations in the same period in 2004. This increase is primarily due to the increase in operating profit which included $33 million in lower special charges and the $23 million gain on disposition of assets.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Acetate Products increased by 12% to $165 million compared to the same quarter last year on higher volumes and pricing. Flake volumes increased due to higher sales to our recently expanded China tow ventures. Pricing increased to partially offset higher raw material and energy costs.

Earnings from continuing operations before tax and minority interests more than doubled from $4 million in first quarter last year to $10 million this year due to increased volumes, pricing and productivity improvements, which more than offset higher raw material and energy costs. Earnings also benefited from $2 million in lower depreciation and amortization expense largely as a result of previous restructuring impairments, which was partly offset by $3 million of expense for an asset retirement obligation.

Performance Products

	Successor				Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Change in $	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)			(unaudited)
Net sales	133	131	2	47	44
Net sales variance
Volume	6%			9%
Price	(4)%			(7)%
Currency	—			5%
Other	—			—
Operating profit	38	18	20	13	11
Operating margin	28.6%	13.7%		27.7%	25.0%
Special (charges) gains	—	—	—	—	—
Earnings from continuing operations before tax and minority interests	34	15	19	12	11
Depreciation and amortization	10	10	—	3	2

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Net sales for the Performance Products segment increased 2% to $133 million compared to $131 million in the same period in 2004. The increase is primarily due to higher volumes for the Sunett® sweetener partially offset by lower pricing. The increased volumes for Sunett reflects continuous growth from new and existing applications mainly in the U.S. and European beverage and confectionary markets. Pricing for Sunett declined on lower unit selling prices associated with higher volumes to major customers which is consistent with our positioning strategy for the product. The pricing decrease for Sunett was also driven by the expiration of a primary European and U.S. production patent for Sunett at the end of March 2005. Pricing for Sorbates increased in 2005, although worldwide overcapacity still prevailed in the industry.

Operating profit increased 111% from the same period in 2004. The increase is driven by improved business conditions for Sorbates, as well as the results of various ongoing cost savings initiatives. In addition, 2005 included a $3 million gain on the sale of the omega-3 DHA business as part of management’s strategy to sharpen its focus on the core sweetener and food protection businesses. 2004 included a $12 million charge to cost of sales for a non-cash inventory-related purchase accounting adjustment.

Earnings from continuing operations before tax and minority interests increased 127% primarily due to the increase in operating profit, which principally resulted from the absence of the purchase accounting charge in 2005 and the gain on the sale of the omega-3 DHA business.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for the Performance Products segment increased by 7% to $47 million compared to the same period last year mainly on higher volumes, which more than offset lower pricing. Favorable currency movements also contributed to the sales increase. Higher volumes for Sunett sweetener reflected strong growth from new and existing applications in the U.S. and European beverage and confectionary markets. Pricing for Sunett declined on lower unit selling prices associated with higher volumes to major customers. The pricing decrease for Sunett was also driven by the expiration of a primary European and U.S.

production patent for Sunett at the end of March 2005. Pricing for sorbates continued to recover, although worldwide overcapacity still prevailed in the industry.

Earnings from continuing operations before tax and minority interests increased to $12 million from $11 million in the same quarter last year. Strong volumes for Sunett, as well as favorable currency movements and cost savings outpaced lower pricing for the sweetener.

    Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business. AT Plastics is a business acquired in connection with the acquisition of Acetex in July 2005.

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Net sales for Other Activities increased to $132 million from $45 million in the same period in 2004. The increase is primarily due to the addition of $112 million in net sales from the AT Plastics business, which was partially offset by $13 million in lower third party revenues from the captive insurance companies and $7 million related to the divestitures of the performance polymer polybenzamidazole and vectran polymer fiber businesses in the second quarter of 2005.

The operating loss of Other Activities decreased to $105 million for the nine months ended December 31, 2005 compared to $165 million for the same period in 2004. This decrease was primarily due to the absence of $38 million in management incentive compensation expenses, which were recorded in 2004, and lower IPO related consulting and professional fees. The management incentive compensation expenses included charges related to a new deferred compensation plan, a new stock incentive plan and other executive bonuses. The decrease is partially offset by operating losses from AT Plastics of $15 million in 2005.

Loss from continuing operations before tax and minority interests improved to a loss of $241 million from a loss of $407 million in the same period in 2004. The decrease is primarily due to the decrease in operating losses discussed above and a decrease in interest expense of $57 million. The decrease in interest expense is due to expensing deferred financing costs of $71 million in 2004. The decrease was partially offset by a $14 million increase in interest expense due to higher debt levels and interest rates in 2005.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Other Activities increased slightly to $12 million from $11 million in the same quarter last year. Loss from continuing operations before tax and minority interests increased to $219 million from a loss of $57 million in the same period last year, largely due to $134 million of higher interest expense related to refinancing costs, increased debt levels, and higher interest rates in 2005. The loss includes $45 million of expenses for sponsor monitoring and related cancellation fees compared to special charges of $25 million in the same period in 2004 for advisory services related to the acquisition of CAG.

Selected Data by Business Segment—Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003 and Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)		(unaudited)
		(in $ millions)
Net Sales
Chemical Products	2,573	2,298	818	767
Technical Polymers Ticona	636	566	227	196
Acetate Products	441	395	147	142
Performance Products	131	128	44	41
Segment Total	3,781	3,387	1,236	1,146
Other Activities	45	38	11	11
Inter-segment Eliminations	(82)	(77)	(29)	(20)
Total Net Sales	3,744	3,348	1,218	1,137
Special (Charges) Gains
Chemical Products	(3)	2	(1)	(1)
Technical Polymers Ticona	(37)	87	(1)	—
Acetate Products	(41)	—	—	—
Performance Products	—	(95)	—	—
Segment Total	(81)	(6)	(2)	(1)
Other Activities	(1)	2	(26)	—
Total Special (Charges) Gains	(82)	(4)	(28)	(1)
Operating Profit (Loss)
Chemical Products	248	86	65	52
Technical Polymers Ticona	(12)	103	31	19
Acetate Products	(17)	(13)	4	2
Performance Products	18	(56)	11	12
Segment Total	237	120	111	85
Other Activities	(165)	(98)	(64)	(13)
Total Operating Profit	72	22	47	72
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	265	115	64	60
Technical Polymers Ticona	26	140	45	27
Acetate Products	(13)	(9)	4	2
Performance Products	15	(56)	11	12
Segment Total	293	190	124	101
Other Activities	(407)	(106)	(57)	(13)
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	(114)	84	67	88

Selected Data by Business Segment—Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003 and Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)		(unaudited)
		(in $ millions)
Stock Appreciation Rights
Chemical Products	—	(18)	—	4
Technical Polymers Ticona	(1)	(18)	—	5
Acetate Products	—	(6)	—	2
Performance Products	—	(1)	—	—
Segment Total	(1)	(43)	—	11
Other Activities	—	(34)	—	7
Total Stock Appreciation Rights	(1)	(77)	—	18
Depreciation & Amortization
Chemical Products	89	119	39	38
Technical Polymers Ticona	48	42	16	15
Acetate Products	30	48	11	13
Performance Products	10	5	2	2
Segment Total	177	214	68	68
Other Activities	4	5	2	2
Total Depreciation & Amortization	181	219	70	70

Factors Affecting Nine Months Ended December 31, 2004 Segment Sales Compared to Nine Months Ended December 31, 2003

in percentages	Volume	Price	Currency	Other	Total
Chemical Products	4	10	4	(6)	12
Technical Polymers Ticona	11	(4)	5	—	12
Acetate Products	11	1	—	—	12
Performance Products	14	(16)	4	—	2

Factors Affecting Three Months Ended March 31, 2004 Segment Sales Compared to Three Months Ended March 31, 2003

in percentages	Volume	Price	Currency	Other	Total
Chemical Products	5	2	5	(5)	7
Technical Polymers Ticona	13	(5)	8	—	16
Acetate Products	4	—	—	—	4
Performance Products	7	(15)	15	—	7

Summary by Business Segment—Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003 and Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Chemical Products

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	2,573	2,298	275	818	767
Net sales variance:
Volume	4%			5%
Price	10%			2%
Currency	4%			5%
Other	(6)%			(5)%
Operating profit	248	86	162	65	52
Operating margin	9.6%	3.7%		7.9%	6.8%
Special (charges) gains	(3)	2	(5)	(1)	(1)
Earnings from continuing operations before tax and minority interests	265	115	150	64	60
Depreciation and amortization	89	119	(30)	39	38

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Chemical Products’ net sales increased by 12% to $2,573 million for the nine months ended December 31, 2004 from the comparable period last year as higher selling prices (+10%), increased volumes (+4%) and favorable currency movements (+4%) were partially offset by changes in the composition of the segment (-6%).

Pricing increased for most products, particularly vinyl acetate monomer, acetic acid, and acetyl derivative products, driven by high industry utilization and higher costs for raw materials. Volumes also increased, particularly for vinyl acetate monomer, polyvinyl alcohol and emulsions due to strong overall demand.

The changes in the composition of the segment result from the transfer of the European oxo business to a venture in the fourth quarter of 2003 (-2%) and a change in the structure of the business under which certain acrylates products, which were formerly sold into the merchant market, are now being sold under a contract manufacturing agreement (-4%). Only the margin realized under such contract manufacturing arrangement is now reported in net sales.

Operating profit increased to $248 million for the nine months ended December 31, 2004 from $86 million in the same period last year. Higher pricing, higher volumes, as well as favorable currency effects, were partially offset by increased raw material and energy costs. Operating profit was also favorably impacted by lower stock appreciation rights expense of $18 million and the absence of a $5 million loss from the European oxo business, as well as a decrease in depreciation and amortization expense of $30 million, largely as a result of purchase accounting adjustments. Operating profit in the nine months ended December 31, 2004 included a $17 million non-cash charge for the manufacturing profit added to inventory under purchase accounting which was charged to cost of sales as the inventory was sold.

Earnings from continuing operations before tax and minority interests increased to $265 million compared to $115 million for the nine months ended December 31, 2003 as a result of higher operating profit which included one time adjustments such as the significant decline in stock appreciation rights expense and the absence of purchase accounting adjustments in 2003. This was partially offset by lower dividend income from cost investments and lower equity in net earnings of affiliates due to restructuring charges in the European oxo venture.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Chemical Products’ net sales increased by 7% to $818 million in the three months ended March 31, 2004 from the comparable period last year as increased volumes (+5%), favorable currency movements (+5%) and higher selling prices (+2%) were partially offset by the effects of the transfer of the European oxo business into a venture (-4%) as well as a change in the structure of the business under which certain acrylates products, which were formerly sold into the merchant market, are now being sold under a contract manufacturing agreement (-1%). Only the margin realized under such contract manufacturing arrangement is now reported in net sales.

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

Earnings from continuing operations before tax and minority interests increased to $64 million compared to $60 million in the three months ended March 31, 2004 primarily due to a higher operating profit partially offset by lower dividend income from cost investments and our share of the loss generated by our European oxo venture.

Technical Polymers Ticona

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	636	566	70	227	196
Net sales variance:
Volume	11%			13%
Price	(4)%			(5)%
Currency	5%			8%
Operating profit (loss)	(12)	103	(115)	31	19
Operating margin	(1.9)%	18.2%		13.7%	9.7%
Special (charges) gains:
Insurance recoveries associated with plumbing cases	1	107	(106)	—	—
Restructuring, impairment and other special (charges) gains, net	(38)	(20)	(18)	(1)	—
Earnings from continuing operations before tax and minority interests	26	140	(114)	45	27
Depreciation and amortization	48	42	6	16	15

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

Ticona recorded special charges of $37 million for the nine months ended December 31, 2004 compared to income from special charges of $87 million for the same period last year. The special charges in 2004 are mainly related to a $32 million non-cash impairment charge associated with a plan to dispose of the COC business. Income from special charges in 2003 consisted of insurance recoveries related to the plumbing cases of $107 million, which were partially offset by $20 million in organizational redesign costs.

Operating profit decreased to a loss of $12 million for the nine months ended December 31, 2004 from an operating profit of $103 million for the same period last year principally due to the impact of changes in special charges mentioned above. Results for the nine months ended December 31, 2004 benefited from higher volumes, lower stock appreciation rights expense of $17 million and productivity improvements. These factors were partly offset by higher raw material and energy costs. Operating profit in the nine months ended December 31, 2004 included a $20 million non-cash charge for the manufacturing profit added to inventory under purchase accounting, which was charged to cost of sales as the inventory was sold.

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

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net sales for Ticona increased by 16% to $227 million for the three months ended March 31, 2004 compared to the same period last year as higher volumes (+13%) and favorable currency movements (+8%) was partially offset by lower selling prices (−5%).

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

Acetate Products

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	441	395	46	147	142
Net sales variance:
Volume	11%			4%
Price	1%			—
Operating profit (loss)	(17)	(13)	(4)	4	2
Operating margin	(3.9)%	(3.3)%		2.7%	1.4%
Special (charges) gains	(41)	—	(41)	—	—
Earnings (loss) from continuing operations before tax and minority interests	(13)	(9)	(4)	4	2
Depreciation and amortization	30	48	(18)	11	13

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Acetate Products’ net sales for the nine months ended December 31, 2004 increased by 12% to $441 million compared to the same period last year due to higher volumes (+11%) and prices (+1%). Volumes grew on higher tow demand in Asia.

Operating loss increased to a loss of $17 million in the nine months ended December 31, 2004 from a loss of $13 million in the same period last year reflecting special charges of $41 million for non-cash asset impairments associated with the planned consolidation of tow production, as well as higher raw material costs. These decreases were partly offset by lower depreciation and amortization expense of $18 million, largely as a result of purchase accounting adjustments, and a lower depreciable asset base, as well as from productivity gains. Operating loss in the nine months ended December 31, 2004 included a $4 million non-cash charge for the manufacturing profit added to inventory under purchase accounting, which was charged to cost of sales as the inventory was sold.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Acetate Products’ net sales in the first three months ended March 31, 2004 increased by 4% to $147 million compared to the same period in 2003 primarily due to higher volumes (+4%). Average pricing remained unchanged. Volumes grew on higher sales of tow, particularly in China.

Operating profit and earnings from continuing operations before tax and minority interests rose to $4 million compared to $2 million in the same period last year on higher volumes of tow as well as productivity gains. These increases more than offset higher raw material costs.

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
Special (charges) gains:
Sorbates antitrust matters	—	(95)	95	—	—
Earnings (loss) from continuing operations before tax and minority interests	15	(56)	71	11	12
Depreciation and amortization	10	5	5	2	2

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Net sales for the Performance Products segment, which consists of the Nutrinova food ingredients and Sorbates businesses, increased by 2% to $131 million compared to the same period last year as increased volumes (+14%) and favorable currency effects (+4%) were principally offset by price decreases (-16%).

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

Operating profit increased to $18 million compared to loss of $56 million in the same period last year, which included special (charges) gains of $95 million related to antitrust matters in the sorbates industry. Operating profit in the nine months ended December 31, 2004 included a $12 million non-cash charge for the manufacturing profit added to inventory under purchase accounting, which was charged to cost of sales as the inventory was sold, and higher depreciation and amortization expense of $5 million largely as a result of purchase accounting adjustments.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net sales for the Performance Products segment increased by 7% to $44 million primarily due to increased volumes (+7%).

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

Loss from continuing operations before tax and minority interests increased to $407 million from a loss of $106 million for the same period last year. This was largely due to $202 million of higher interest expense due to increased debt levels, a $71 million charge for the refinancing of debt, a higher operating loss and the absence of income from the demutualization of an insurance provider of $18 million.

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

Summary of Consolidated Results—Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

    Net Sales

Net sales increased 23% to $4,592 million in the nine months ended December 31, 2005 compared to the same period in 2004. The improvement is primarily due to an 11% increase in net sales from the Vinamul and Acetex acquisitions and 11% higher pricing, mainly in the Chemical Products segment. Net sales from Vinamul and Acetex (including AT Plastics) were approximately $280 million and approximately $247 million, respectively. These increases are partially offset by a 1% decline in volumes primarily from the Chemical Products’ acetyl derivatives business line and a decline in Ticona’s polyacetal volumes, partially offset by improved volumes from Acetate Products and Performance Products. For Chemical Products, this is primarily due to weaker European market conditions. The decline for Ticona is due to a weak European automotive market and reduced sales to lower-end applications. Acetate Products volumes improved 7% due to higher flake sales to our recently expanded China tow ventures, which were partially offset by lower tow volumes due to the shutdown of the Canadian tow plant. Volumes from Performance Products improved primarily for the Sunett sweetener and sorbates due to continued growth from new and existing applications mainly in the U.S. and European beverage and confectionary markets.

    Cost of Sales

Cost of sales increased by $641 million to $3,667 million for the nine months ended December 31, 2005 versus the same period in 2004. The increase is primarily due to including $254 million and

$225 million cost of sales from Vinamul and Acetex (including AT Plastics), respectively. The increase is also due to higher raw material and energy costs, mainly from natural gas and ethylene. Cost of sales was favorably impacted by a $36 million settlement of transportation-related antitrust matters in December 2005 and $42 million in lower non-cash inventory-related purchase accounting adjustments. As a percentage of net sales, cost of sales was 79.9% in 2005 compared to 80.8% in 2004. Excluding the $36 million settlement and purchase accounting adjustments, cost of sales would have been 80.4% in 2005 compared to 79.4% in 2004. The increase is primarily due to higher raw material and energy costs.

    Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $96 million to $401 million in the nine months ended December 31 2005 compared to the same period in 2004. This decrease is due to ongoing cost savings initiatives, organizational redesign of the Ticona and Acetate Products segments, and decreases in legal, audit and general expenses associated with the acquisition of CAG and the IPO. In addition, 2004 included approximately $50 million in new management incentive compensation expenses, which includes charges for a new deferred compensation plan, a new stock incentive plan and other executive bonuses. These decreases are partially offset by the addition of costs associated with Vinamul and Acetex of $23 million and $22 million, respectively, which included integration costs incurred in connection with the acquisitions.

    Special (Charges) Gains

Special (charges) gains include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign the business operations, as well as costs incurred in connection with decisions to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with employees’ representatives or individual agreements with affected employees, as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under existing restructuring programs at the end of each reporting period. Actual experience may be different from these estimates.

The components of special (charges) gains for the nine months ended December 31, 2005 and 2004 were as follows:

	Successor	Successor
	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	(unaudited)
	(in $ millions)
Employee termination benefits	(25)	(8)
Plant/office closures	(7)	(45)
Restructuring adjustments	—	3
Total Restructuring	(32)	(50)
Environmental related plant closures	(12)	—
Plumbing actions	34	1
Asset impairments	(25)	(32)
Other	—	(1)
Total Special (Charges) Gains	(35)	(82)

Special charges decreased to $35 million compared to $82 million for the same period last year. The nine months ended December 31, 2005 primarily relates to charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, severance associated with the same closure, severance related to the relocation of corporate offices and asset impairments associated with the planned disposal of the COC business of $12 million, $8 million, $10 million and $25 million, respectively. In addition, 2005 includes $34 million associated with plumbing insurance recoveries. Special charges for the nine months ended December 31, 2004 of $82 million were largely related to restructing charges of $43 million resulting from plans by the Acetate Products segment to consolidate tow production at fewer sites and to discontinue production of acetate filament and $32 million related to a decision to dispose of the Ticona COC business.

    Operating Profit

Operating profit increased to $407 million in the nine months ended December 31, 2005 compared to $72 million in the same period in 2004, principally driven by higher pricing and productivity improvements resulting in a $207 million increase in the gross profit margin, $96 million of lower selling, general and administrative expenses and $47 million of lower special charges. Partially offsetting the increase is an $11 million loss on disposition of assets compared to a $3 million gain recorded in the same period in 2004 and higher raw material and energy costs, mainly for ethylene and natural gas in 2005. Included in 2005 is a $23 million gain on the disposition of two Acetate Products properties, a $3 million gain on the sale of Performance Products’ omega-3 DHA business, offset by a $35 million loss on the disposal of Ticona’s COC business and $2 million of other losses. For the nine months ended December 31, 2005, Vinamul and Acetex (including AT Plastics), had operating losses of $15 million and $4 million, respectively, primarily related to integration costs in connection with the acquisitions and inventory purchase accounting adjustments for Acetex.

    Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased by $10 million to $46 million for the nine months ended December 31, 2005. The increase is primarily due to restructuring charges in our European oxo venture in 2004. During the nine months ended December 31, 2005, we received cash distributions from our equity affiliates of $29 million compared to $22 million in the same period in 2004.

    Interest Expense

Interest expense decreased $57 million to $182 million for the nine months ended December 31, 2005 compared to $239 million in the same period in 2004. The decrease in interest expense is due to expensing deferred financing costs of $71 million in 2004. The decrease was partially offset by a $14 million increase in interest expense due to higher debt levels and interest rates in 2005.

    Other Income (Expense), Net

Other income (expense), net increased to income of $87 million for the nine months ended December 31, 2005, compared to expense of $9 million for the comparable period last year. This increase is largely due to $42 million in higher dividend income in 2005 primarily from our Saudi cost investment due to higher methanol pricing. In addition, $36 million of the increase is related to favorable exchange rate movements and $17 million is due to favorable changes in cross currency swap valuations in 2005.

    Income Taxes

Income taxes for the year ended December 31, 2005 and the nine months ended December 31, 2004 are recorded based on the annual effective tax rate. For the year ending December 31, 2005, the annual effective tax rate is 13%, which is less than the combination of the federal statutory rate and blended state income tax rates in the U.S. The annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance on the tax benefit associated with other foreign losses, tax expense in certain non-U.S. jurisdictions and reversal of a $31 million valuation allowance on certain German deferred tax assets, primarily of net operating loss carryforwards, principally as a result of a tax sharing agreement. For the nine months ended December 31, 2005, we recorded tax expense of $40 million. For the nine months ended December 31, 2004, we recorded tax expense of $70 million and the effective tax rate was negative 61%. The effective tax rate in 2004 was unfavorably affected primarily by the application of full valuation allowances against post-Acquisition net U.S. deferred tax assets, Canadian deferred tax assets due to post-acquisition restructuring, certain German deferred tax assets and the non-recognition of tax benefits associated with acquisition related expenses. These unfavorable effects were partially offset by unrepatriated low taxed earnings primarily in Singapore.

    Earnings (Loss) from Discontinued Operations

In October 2004, we announced plans to implement a strategic restructuring of our acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. As part of this restructuring we consolidated our acetate flake and tow operations at three locations, instead of five and in the fourth quarter of 2005, we discontinued Acetate Products’ filament operations. As a result, the assets, liabilities, revenues and expenses related to the filament business line are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

For details regarding the discontinued operations of Chemical Products and Ticona see the discussion in ‘‘Summary of Consolidated Results—Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003’’ under the ‘‘Earnings (Loss) from Discontinued Operations’’ caption.

	Net Sales		Operating Profit (Loss)
	Successor	Successor	Successor	Successor
	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	(unaudited)		(unaudited)
	(in $ millions)
Discontinued operations of Chemical Products	—	1	—	—
Discontinued operations of Technial Polymers Ticona	—	1	—	—
Discontinued operations of Acetate Products	12	82	(1)	5
Total discontinued operations	12	84	(1)	5

    Net Earnings (Loss)

As a result of the factors mentioned above, our net earnings was $328 million in the nine months ended December 31, 2005, compared to a net loss of $187 million in the same period in 2004.

Summary of Consolidated Results—Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

    Net Sales

Net sales rose 21% to $1,478 million in the first quarter compared to the same period last year primarily on higher pricing of 15%, mainly in the Chemical Products segment. Favorable currency movements, higher volumes, and a composition change in the Chemical Products segment each increased net sales by 2%.

The segment composition changes consisted of the acquisition of Vinamul in February 2005, which was partly offset by the effects of a contract manufacturing arrangement under which certain acrylates products are now being sold. Only the margin realized under the contract manufacturing arrangement is included in net sales.

    Cost of Sales

Cost of sales increased by $123 million to $1,106 million for the three months ended March 31, 2005 versus the same period in 2004. As a percentage of net sales, cost of sales was 74.8% in 2005 compared to 80.7% in 2004, as higher pricing, favorable currency movements and higher volumes contributed to the improvement. The increase is primarily due to including cost of sales from Vinamul and Acetex and higher raw material and energy costs, mainly from natural gas and ethlene.

    Selling, General and Administrative Expenses

Selling, general and administrative expense increased to $156 million compared to $136 million for the same period last year. This increase is primarily due to expenses for sponsor monitoring services of $10 million, higher amortization expense of identifiable intangible assets acquired of $10 million as well as higher costs primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

    Special (Charges) Gains

The components of special (charges) gains for the three months ended March 31, 2005 and 2004 were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)
	(in $ millions)
Employee termination benefits	(2)	(2)
Plant/office closures	(1)	—
Total restructuring	(3)	(2)
Other	(35)	(26)
Total Special (Charges) Gains	(38)	(28)

    Operating Profit

Operating profit increased to $159 million in the quarter compared to $47 million in the same period last year on gross margin expansion of $137 million, as significantly higher pricing, primarily in Chemical Products, lower depreciation expense and productivity improvements more than offset higher raw material and energy costs. Operating profit also benefited from increased volumes in Acetate Products, Performance Products and Ticona. Depreciation and amortization expense declined by $9 million as decreases in depreciation resulting from purchase accounting adjustments, more than offset increased amortization expense for acquired intangible assets.

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

    Interest Expense

Interest expense increased to $140 million for the three months ended March 31, 2005 from $6 million in the same period last year, primarily due to deferred financing costs associated with the refinancing that occurred in the first quarter of 2005. Higher debt levels resulting primarily from the acquisition of CAG and higher interest rates also increased interest expense.

    Interest Income

For the three months ended March 31, 2005, interest income increased by $5 million to $10 million compared to the same period in the prior year, primarily due to higher average cash levels.

    Other Income (Expense), Net

Other income (expense), net decreased to $3 million of income for the three months ended March 31, 2005, compared to $9 million for the comparable period last year. This decrease is primarily due the ineffective portion of a net investment hedge. This decrease is partially offset by higher dividends from cost investments. Dividend income accounted for under the cost method increased by $8 million to $14 million for the three months ended March 31, 2005, compared to the same period in 2004. The increase in the first quarter of 2005 primarily resulted from the timing of receipt of dividends.

    Income Taxes

Income taxes for the three months ended March 31, 2005 and 2004, are recorded based on the annual effective tax rate. As of March 31, 2005, the annual effective tax rate for 2005 was 35%, which was slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. The Predecessor had an effective tax rate of 24% for the three months ended March 31, 2004, compared to the German statutory rate of 40%, which was primarily affected by earnings in low tax jurisdictions.

    Earnings from Discontinued Operations

Earnings from discontinued operations was $10 million for the three months ended March 31, 2005 compared to $26 million from the comparable period last year. Included in 2005 were earnings from the discontinued operation of the Acetate Products filament business line. Acetate filament net sales for the three months ended March 31, 2005 was $31 million and operating profit was $10 million compared to net sales of $25 million and operating profit of $5 million for the same period in 2004. Earnings in 2004 also reflected a $14 million gain and $12 million tax benefit associated with the sale of the acrylates business. The tax benefit is mainly attributable to the utilization of a capital loss carryover benefit that had been previously subject to a valuation allowance.

    Net Earnings

As a result of the factors mentioned above, net earnings decreased by $63 million to net earnings of $15 million in the three months ended March 31, 2005, compared to the same period last year.

Summary of Consolidated Results—Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

    Net Sales

For the nine months ended December 31, 2004, net sales increased by 12% to $3,744 million compared to the same period in 2003. Volume increases in all segments, higher pricing in the Chemical Products segment and favorable currency effects resulting mainly from the stronger euro versus the U.S. dollar were partially offset by lower pricing in the remaining segments and the effects of reductions due to changes in the composition of Chemical Products.

    Cost of Sales

Cost of sales increased by $166 million to $3,026 million for the nine months ended December 31, 2004 versus the comparable period last year. Higher raw material costs and unfavorable currency effects were partially offset by decreases due to changes in the composition of our Chemical Products segment and cost savings. Cost of sales for the nine months ended December 31, 2004 also included a $53 million non-cash charge for the manufacturing profit added to inventory under purchase accounting which was charged to cost of sales as the inventory was sold offset by lower depreciation expense, largely as a result of purchase accounting adjustments. Excluding the $53 million purchase accounting adjustment, cost of sales as a percentage of net sales was 79.4% in 2004 compared to 85.4% in 2003. The improvement is largely due to higher net sales and cost savings during 2004.

    Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $101 million to $497 million for nine months ended December 31, 2004 compared to the same period last year. This increase was primarily due to new management compensation expense of approximately $50 million, higher consulting and professional fees, which includes advisor monitoring fees of $10 million, increased amortization expense of identifiable intangible assets acquired, as unfavorable currency movements as well as the absence of a favorable adjustment to our estimate of certain environmental reserves during the nine months ended December 31, 2003 of $12 million, which were partially offset by $69 million of lower stock appreciation rights expense.

    Special (Charges) Gains

The components of special (charges) gains for the nine months ended December 31, 2004 and 2003 were as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
		(unaudited)
	(in $ millions)
Employee termination benefits	(8)	(17)
Plant/office closures	(45)	(7)
Restructuring adjustments	3	6
Total restructuring	(50)	(18)
Sorbates antitrust matters	—	(95)
Plumbing actions	1	107
Asset impairments	(32)	—
Other	(1)	2
Total Special (Charges) Gains	(82)	(4)

Special charges for the nine months ended December 31, 2004 of $82 million were largely related to non-cash impairment charges of $41 million and $32 million resulting from plans by the Acetate Products segment to consolidate tow production at fewer sites and to discontinue production of acetate filament and a decision to dispose of the Ticona COC business, respectively. Special charges for the nine months ended December 31, 2003 of $4 million resulted mainly from expenses of $95 million associated with antitrust matters in the sorbates industry and employee termination benefits of $17 million, which were largely offset by income of $107 million from insurance recoveries.

    Operating Profit

Operating profit for the nine months ended December 31, 2004 increased to $72 million from $22 million in the same period last year. Operating profit benefited from increased net sales and $76 million of lower expense for stock appreciation rights and lower depreciation and amortization expense of $40 million, which were partially offset by increased raw material and energy costs, higher special charges, new management compensation expense of $50 million, inventory purchase accounting adjustments of $53 million and higher professional and consulting fees.

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

    Income Taxes

Income tax expense increased by $49 million to $70 million for the nine months ended December 31, 2004 and the effective tax rate for this period was negative 61%. The effective tax rate was unfavorably affected primarily by the application of full valuation allowances against post-acquisition net U.S. deferred tax assets, Canadian deferred tax assets due to post-acquisition restructurings, certain German deferred tax assets and the non-recognition of tax benefits associated with acquisition related expenses. These unfavorable effects were partially offset by unrepatriated low taxed earnings primarily in Singapore. For the same period in 2003, income tax expense of $20 million was recorded based on a annual effective tax rate of 27%.

    Minority Interests

For the nine months ended December 31, 2004, minority interests increased to $8 million from $0 million in the same period in the prior year. This increase primarily relates to the minority interests in the earnings of CAG.

    Earnings (Loss) from Discontinued Operations

In October 2004, we announced plans to implement a strategic restructuring of our acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. As part of this restructuring, we planned to discontinue acetate filament production before the end of 2005 and to consolidate our acetate flake and tow operations at three locations, instead of five.

In September 2003, CAG and Dow reached an agreement for Dow to purchase the acrylates business of CAG. This transaction was completed in February 2004 and the sales price was $149 million, resulting in a gain of approximately $14 million. Dow acquired CAG’s acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements we will provide certain contract manufacturing services to Dow, and Dow will supply to us acrylates for use in our emulsions production. The acrylates business was part of Chemical Products. As a result the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In December 2003, the Ticona segment completed the sale of its nylon business line to BASF. Ticona received cash proceeds of $10 million and recorded a gain of $3 million.

	Net Sales		Operating Profit
	Successor	Predecessor	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
		(unaudited)		(unaudited)
	(in $ millions)
Discontinued operations of Chemical Products	1	186	—	7
Discontinued operations of Technical Polymers Ticona	1	33	—	—
Discontinued operations of Acetate Products	82	92	5	18
Total discontinued operations	84	311	5	25

    Net Earnings

As a result of the factors mentioned above, net earnings decreased to a loss of $253 million in the nine months ended December 31, 2004 from earnings of $92 million in the same period last year.

Summary of Consolidated Results—Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

    Net Sales

For the three months ended March 31, 2004, net sales increased by 7% to $1,218 million compared to the same period in 2003. This increase is primarily due to favorable currency effects relating mainly to the stronger euro versus the U.S. dollar as well as volume increases in all the segments. These factors were partially offset by the transfer of the European oxo business to a venture in the fourth quarter of 2003.

    Cost of Sales

Cost of sales increased to $983 million in the three months ended March 31, 2004 from $935 million in the comparable period last year, primarily reflecting higher raw materials costs, increased volumes and the effects of currency movements. The absence of the European oxo business partly offset these factors. Cost of sales as a percentage of net sales was 80.7% in 2004 compared to 82.2% in 2003. The improvement is largely due to higher net sales.

    Selling, General and Administrative Expenses

Selling, general and administrative expense increased to $136 million compared to $108 million for the same period last year. Unlike the three months ended March 31, 2003, the comparable period in 2004 did not benefit from $16 million of income from stock appreciation rights. Unfavorable currency movements also contributed to this increase.

    Special (Charges) Gains

The components of special (charges) gains for the three months ended March 31, 2004 and 2003 were as follows:

	Predecessor
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)
	(in $ millions)
Employee termination benefits	(2)	(1)
Total restructuring	(2)	(1)
Advisory services	(25)	—
Other	(1)	—
Total Special (Charges) Gains	(28)	(1)

The $27 million increase in special charges for the three months ended March 31, 2004 compared to the same period last year is primarily due to expenses for advisory services related to the acquisition of CAG.

    Operating Profit

Operating profit declined in the three months ended March 31, 2004 to $47 million compared to $72 million in the same period last year. The favorable effects of higher volumes and favorable currency movements were offset by higher raw material costs, special charges and the absence of income from stock appreciation rights. Operating profit declined also due to $10 million of spending associated with productivity initiatives, primarily in the Chemical Products segment. Stock appreciation rights had no effect on operating profit for the three months ended March 31, 2004, as the share price remained relatively flat whereas in the three months ended March 31, 2003, operating profit included $18 million of income as a result of a decline in the share price.

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

    Other Income (Expense), Net

Other income (expense), net decreased by $3 million to $9 million for the three months ended March 31, 2004 compared to $12 million for the comparable period last year. Dividend income accounted for under the cost method decreased by $1 million to $6 million for the three months ended March 31, 2004 compared to the same period in 2003.

    Income Taxes

CAG recognized income tax expense of $15 million based on an annual effective tax rate of 24% in the three months ended March 31, 2004 compared to $24 million based on an annual effective tax rate of 27% for the same period in 2003. The decrease in the annual effective tax rate is the result of higher earnings in lower taxed jurisdictions.

    Earnings (Loss) from Discontinued Operations

Earnings (loss) from discontinued operations increased by $33 million to earnings of $26 million for the three months ended March 31, 2004 compared to a loss of $7 million for the comparable period last year, reflecting primarily a $14 million gain and a $12 million tax benefit associated with the sale of the acrylates business in 2004. The tax benefit is mainly attributable to the utilization of a capital loss carryover benefit that had been previously subject to a valuation allowance.

The following table summarizes the results of the discontinued operations for the three months ended March 31, 2004 and 2003.

	Net Sales		Operating Loss
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)		(unaudited)
	(in $ millions)
Discontinued operations of Chemical Products	21	50	(5)	(8)
Discontinued operations of Technical Polymers Ticona	—	12	—	—
Discontinued operations of Acetate Products	25	26	5	6
Total discontinued operations	46	88	—	(2)

    Net Earnings

As a result of the factors mentioned above, net earnings increased by $22 million to net earnings of $78 million in the three months ended March 31, 2004 compared to the same period last year.

Liquidity and Capital Resources

   Cash Flows

Net Cash Provided by/Used in Operating Activities

Cash flow from operating activities increased to a cash inflow of $705 million in 2005 compared to a cash outflow of $168 million for the same period in 2004. This increase primarily resulted from a $452 million increase in net earnings from 2004, $429 million in lower pension contributions and a $138 million increase in cash received for trade receivables due to better receivables turnover. These increases were partially offset by $72 million in less cash from trade accounts payable as trade accounts payable grew, but at a slower rate than in 2004. In addition, we paid $84 million more interest payments and $45 million in monitoring fees.

Cash flow from operating activities decreased to a cash outflow of $168 million for 2004 compared to a cash inflow of $401 million for 2003. This decrease primarily resulted from $473 million of pension contributions, which are $343 million more than 2003. Additionally, lower income from insurance recoveries, the payment of a $95 million obligation to a third party, as well as payments of $59 million associated with the exercising of stock appreciation rights in 2004 also contributed to this decrease. These outflows were partially offset by a decline in payments associated with bonuses and income taxes, as well as lower cash consumed through changes in trade receivables and trade payables. The hedging of foreign currency net receivables, primarily intercompany, resulted in $17 million cash inflow in 2004 compared to $180 million inflow in 2003.

Net Cash Used in Investing Activities

Net cash from investing activities improved to a cash outflow of $920 million in 2005 compared to a cash outflow of $1,714 million in 2004. The cash outflow in 2004 primarily resulted from the CAG acquisition. The 2005 cash outflow included the acquisitions of the Vinamul and Acetex businesses, the acquisition of additional CAG shares and a decrease in net proceeds from disposal of discontinued operations of $64 million. The net proceeds from the disposal of discontinued operations represents cash received in 2005 from an early contractual settlement of receivables of $75 million related to the sale of Vinnolit Kunstoff GmbH and Vintron GmbH. The net proceeds of $139 million in the same period last year represented the net proceeds from the sale of the acrylates business.

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

Our capital expenditures were $212 million, $210 million and $211 million for the calendar years 2005, 2004 and 2003, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental, health and safety initiatives and in 2004, the integration of a company-wide SAP platform. Capital expenditures in 2005 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures in 2004 included expenditures related to a new Ticona research and administrative facility in Florence, Kentucky and the expansion of production facilities for polyacetal in Bishop, Texas and GUR in Oberhausen, Germany. Capital expenditures in 2003 included costs for the completion of a production facility for synthesis gas, which is a primary raw material at the Oberhausen site in Germany. Capital expenditures remained below depreciation levels as management continued to make selective capital investments to enhance the market positions of its products.

Net Cash Provided by/Used in Financing Activities

Net cash from financing activities decreased to a cash outflow of $136 million in 2005 compared to a cash inflow of $2,641 million in the same period last year. The cash inflow in 2004 primarily reflected higher net proceeds from borrowings in connection with the acquisition of CAG. Major financing activities for 2005 are as follows:

•	Borrowings under the term loan facility of $1,135 million.

•	Distribution to Parent of $600 million partially offset by a contribution from parent of $572 million.

•	Redemption and related premiums of the senior subordinated notes of $572 million.

•	Repayment of floating rate term loan, including related premium, of $354 million.

•	Exercise of Acetex’s option to redeem its 10 7/8% senior notes for approximately $280 million.

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

In addition, unfavorable currency effects on the euro versus the U.S. dollar on cash and cash equivalents increased to $98 million in 2005 from $24 million in 2004. Unfavorable foreign currency effects on the euro versus the U.S. dollar on cash and cash equivalents increased to $24 million in 2004 from $6 million in 2003.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency hedging activities. Historically, the primary liquidity requirements were for capital expenditures, working capital, pension contributions and investments. Our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

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

In January 2005, Celanese Corporation completed an initial public offering of Series A common stock and received net proceeds of approximately $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible preferred stock and borrowed an additional $1,135 million under the amended and restated senior credit facilities. Celanese Corporation contributed $572 million of the net proceeds to the Company through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company's senior subordinated notes, which includes an early redemption premium of $51 million. We also used a portion of the proceeds from additional borrowings under our senior credit facilities to repay our $350 million floating rate term loan, which excludes a $4 million early redemption premium and used $200 million of the proceeds as the primary financing for the acquisition of the Vinamul emulsion business.

During 2005, the Company declared and paid dividends of $600 million to Celanese Corporation, its ultimate parent. These dividends were recorded to Additional paid-in-capital as the Company had a shareholders' deficit until the fourth quarter of 2005. Subsequent to December 31, 2005, the Company declared and paid dividends aggregating $9 million to Celanese Corporation.

As of December 31, 2005, we had total debt of $3,058 million and cash and cash equivalents of $389 million. Net debt (total debt less cash and cash equivalents) increased to $2,669 million from $2,022 million as of December 31, 2004 primarily due to a decrease in cash and cash equivalents of $449 million. We largely used available cash to finance the Acetex acquisition, the redemption of Acetex senior notes and the purchase of the additional CAG shares from two minority shareholders.

During the nine months ended December 31, 2004, $409 million was contributed to the pension plans. In March 2005, we contributed an additional $63 million to the non-qualified pension plan's rabbi trusts.

Domination Agreement. At the CAG annual shareholders’ meeting on June 15, 2004, CAG shareholders approved payment of a dividend on the CAG Shares for the fiscal year ended December 31, 2003 of €0.12 per share. For the nine month fiscal year ended on September 30, 2004, CAG was not able to pay a dividend to its shareholders due to losses incurred in the CAG statutory accounts. Accordingly, in the near term, Celanese Corporation, Crystal LLC and BCP Crystal US Holdings Corp (‘‘BCP Crystal’’), which issued the senior subordinated notes and term loans, will use existing cash and borrowings from their subsidiaries, subject to various restrictions, including restrictions imposed by the senior credit facilities and indentures and by relevant provisions of German and other applicable laws, to make interest payments. If the Domination Agreement ceases to be operative, the ability of Celanese Corporation and BCP Crystal to meet their obligations will be materially and adversely affected.

The Domination Agreement was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. When the Domination Agreement became effective, the Purchaser was obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of CAG in return for payment of fair cash compensation. This offer will continue until two months following the date on which the decision on the last motion in award proceedings (Spruchverfahren) as described in ‘‘Legal Proceedings— Shareholder Litigation’’, has been disposed of and has been published. These award proceedings were dismissed in 2005; however, the dismissal is still subject to appeal. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. Any minority shareholder who elects not to sell their shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on their shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per share for a full fiscal year. Based upon the number of CAG Shares held by the minority shareholders as of December 31, 2005, a net guaranteed fixed annual payment of $4 million is expected in 2006. In addition, pursuant to the settlement agreement entered into in March 2006 with eleven minority shareholders who had filed lawsuits in the Frankfurt District Court (Landgericht), the fixed annual payment for the 2005/2006 fiscal year will also be paid on this date. This will amount to an additional net aggregate amount of approximately $2 million. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89.

On March 10, 2006, the Purchaser set the cash compensation in relation to the transfer of shares held by the minority shareholders at €62.22 per share. The total amount of funds necessary to purchase such outstanding shares under the current offer of €62.22 per share is approximately €58 million.

While the Domination Agreement is operative, the Purchaser is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity at the end of its fiscal year when the loss was incurred. If the Purchaser were obligated to make cash payments to CAG to cover an annual loss, the Purchaser may not have sufficient funds to pay interest when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of CAG, the Purchaser may not be able to satisfy its obligation to fund such shortfall. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009.

Our subsidiaries, BCP Caylux Holdings Luxembourg S.C.A. and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under,

or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligations to make a guaranteed fixed annual payment to the outstanding minority shareholders, to offer to acquire all outstanding CAG Shares from the minority shareholders in return for payment of fair cash consideration and to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If BCP Caylux and/or BCP Crystal are obligated to make payments under such guarantees or other security to the Purchaser and/or the minority shareholders, we may not have sufficient funds for payments on our indebtedness when due.

In the first quarter of 2005, we paid $10 million to affiliates of the Blackstone Group related to an advisor monitoring agreement. This agreement was terminated concurrent with the initial public offering and resulted in an additional $35 million payment.

Contractual Debt Obligations. The following table sets forth our fixed contractual debt obligations as of December 31, 2005, on a pro forma basis.

Fixed Contractual Debt Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in $ millions)
Term Loans Facility	1,708	17	33	33	1,625
Senior Subordinated Notes (1)	950	—	—	—	950
Other Debt (2)	399	138	18	35	208
Total Fixed Contractual Debt Obligations	3,057	155	51	68	2,783

(1)	Does not include a $3 million premium.

(2)	Does not include a $2 million reduction due to purchase accounting.

Senior Credit Facilities.    As of December 31, 2005, the senior credit facilities of $2,536 million consist of a term loan facility of $1,708 million, a revolving credit facility of $600 million, and a credit-linked revolving facility of $228 million.

In January 2005, we entered into amended and restated senior credit facilities which increased the term facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of December 31, 2005, the term loan facility had a balance of $1,708 million (including approximately €273 million of euro denominated debt), which matures in 2011.

In addition, we have a $228 million credit-linked facility, which matures in 2009 and includes borrowing capacity available for letters of credit. As of December 31, 2005, there were $199 million of letters of credit issued under the credit-linked revolving facility. Substantially all of the assets of the Company subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these facilities. The borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at the borrower’s option, either a base rate or a LIBOR rate. The applicable margin for borrowing under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case, subject to a step-down based on a performance test).

In the first quarter of 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. As of December 31, 2005, there were no borrowings under the revolving credit facility and $64 million of letters of credit had been issued under the revolving credit facility leaving $536 million of availability.

In November of 2005, we entered into an amendment of the Amended and Restated Credit Agreement decreasing the margin over LIBOR on approximately $1,386 million of the U.S. dollar denominated portion of the Term Loans from 2.25% to 2.00%. In addition, a further reduction of the interest rate to LIBOR plus 1.75% is allowed if certain conditions are met.

The senior credit facilities are subject to prepayment requirements and contain covenants, defaults and other provisions. The senior credit facilities require BCP Crystal to prepay outstanding term loans, subject to certain exceptions, with:

— 75% (such percentage will be reduced to 50% if BCP Crystal’s leverage ratio is less than 3.00 to 1.00 for any fiscal year ending on or after December 31, 2005) of BCP Crystal’s excess cash flow;

— 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, unless BCP Crystal reinvests or contracts to reinvest those proceeds in assets to be used in BCP Crystal’s business or to make certain other permitted investments within 12 months, subject to certain limitations;

— 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the senior credit facilities, subject to certain exceptions; and

— 50% of the net cash proceeds of issuances of equity of Celanese Holdings, subject to certain exceptions.

BCP Crystal may voluntarily repay outstanding loans under the senior credit facility at any time without premium or penalty, other than customary ‘‘breakage’’ costs with respect to LIBOR loans.

In connection with the borrowing by BCP Crystal under the term loan portion of the senior credit facilities, BCP Crystal and CAC have entered into an intercompany loan agreement whereby BCP Crystal has agreed to lend the proceeds from any borrowings under its term loan facility to CAC. The intercompany loan agreement contains the same amortization provisions as the senior credit facilities. The interest rate with respect to the loans made under the intercompany loan agreement is the same as the interest rate with respect to the loans under BCP Crystal’s term loan facility plus three basis points. BCP Crystal intends to service the indebtedness under its term loan facility with the proceeds of payments made to it by CAC under the intercompany loan agreement.

Senior Subordinated Notes.    In February 2005, approximately $521 million of the net proceeds of the offering of Celanese Corporation Series A common stock was used to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the redemption. As of December 31, 2005, senior subordinated notes, excluding $3 million of premiums, consist of $797 million of 9 5/8% Senior Subordinated Notes due 2014 and $153 million (€130 million) of 10 3/8% Senior Subordinated Notes due 2014. All of BCP Crystal’s obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis.

Other Debt.    Other debt of $399 million, which does not include a $2 million fair value reduction due to purchase accounting, is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and capital lease obligations.

Covenants.    The indentures governing the senior subordinated notes limit the ability of the issuers of such notes and the ability of their restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make other distributions or repurchase the respective issuer’s capital stock;

•	make certain investments;

•	enter into certain transactions with affiliates;

•	limit dividends or other payments by BCP Crystal’s restricted subsidiaries to it;

•	create liens or other pari passu or subordinated indebtedness without securing the respective notes;

•	designate subsidiaries as unrestricted subsidiaries; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior subordinated notes permit the issuers of the notes and their restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company to:

•	sell assets;

•	incur additional indebtedness or issue preferred stock;

•	repay other indebtedness (including the notes);

•	pay dividends and distributions or repurchase their capital stock;

•	create liens on assets;

•	make investments, loans guarantees or advances;

•	make certain acquisitions;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•	engage in certain transactions with affiliates;

•	amend certain material agreements governing BCP Crystal’s indebtedness;

•	change the business conducted by the Company; and

•	enter into hedging agreements that restrict dividends from subsidiaries.

In addition, the senior credit facilities require BCP Crystal to maintain the following financial covenants: a maximum total leverage ratio, a maximum bank debt leverage ratio, a minimum interest coverage ratio and maximum capital expenditures limitation.

A breach of covenants of the senior credit facilities as of December 31, 2005 that are tied to ratios based on adjusted earnings before interest, taxes, depreciation and amortization (‘‘Adjusted EBITDA,’’) as defined in our credit agreements, could result in a default under the senior credit facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures governing the senior subordinated notes. Additionally, under the senior credit facilities, the floating rate term loan and the indentures governing the senior subordinated notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA. As of December 31, 2005, we were in compliance with these covenants. The maximum consolidated net bank debt to Adjusted EBITDA ratio, previously required under the senior credit facilities, was eliminated when we amended the facilities in January 2005.

Covenant levels and ratios for the four quarters ended December 31, 2005 are as follows:

	Covenant Level	December 31, 2005 Ratios
Senior credit facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	1.7x	5.8x
Maximum consolidated net debt to Adjusted EBITDA ratio	5.5x	2.4x
Senior subordinated notes indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x	5.4x

(1)	The senior credit facilities require BCP Crystal to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.7x for the period April 1, 2004 to December 31, 2005, 1.8x for the period January 1, 2006 to December 31, 2006, 1.85x for the period January 1, 2007 to December 31, 2007 and 2.0x thereafter. Failure to satisfy these ratio requirements would constitute a default under the senior credit facilities. If lenders under the senior credit facilities failed to waive any such default, repayment obligations under the senior credit facilities could be accelerated, which would also constitute a default under the indenture.

(2)	BCP Crystal’s ability to incur additional debt and make certain restricted payments under the senior subordinated note indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.

Contractual Obligations.    The following table sets forth our fixed contractual cash obligations as of December 31, 2005.

Fixed Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in $ millions)
Total Debt (1)	3,058	155	51	68	2,784
Of which Capital Lease Obligations and Other Secured Borrowings	28	3	5	4	16
Operating Leases	205	60	64	31	50
Unconditional Purchase Obligations	1,312	229	186	159	738
Other Contractual Obligations	602	380	57	47	118
Fixed Contractual Cash Obligations	5,177	824	358	305	3,690

(1)	Includes $2 million purchase accounting adjustment to other debt.

In the first quarter of 2005, we paid $10 million to affiliates of the Blackstone Group related to an advisor monitoring agreement. This agreement was terminated concurrent with the initial public offering and resulted in an additional $35 million termination payment. Based upon the number of CAG Shares held by the minority shareholders as of December 31, 2005, a net guaranteed fixed annual payment of $4 million is expected in 2006. In addition, pursuant to the settlement agreement entered into on March 6, 2006 with eleven minority shareholders who had filed lawsuits in the Frankfurt District Court (Landgericht), the fixed annual payment for the 2005/2006 fiscal year will also be paid on this date. This will amount to an additional net aggregate amount of approximately $2 million. These amounts are excluded from the above table.

Unconditional Purchase Obligations primarily include take or pay contracts. We do not expect to incur any material losses under these contractual arrangements. In addition, these contracts may include variable price components.

Other Contractual Obligations primarily includes committed capital spending and fines associated with the U.S. antitrust settlement described in Note 25 to the consolidated financial statements. Included in Other Contractual Obligations is a €99 million ($117 million) fine from the European Commission related to antitrust matters in the sorbates industry, which is pending an appeal. We are indemnified by a third party for 80% of the expenses relating to these matters, which is not reflected in the amount above.

At December 31, 2005, we have contractual guarantees and commitments as follows:

		Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in $ millions)
Financial Guarantees	49	7	15	16	11
Standby Letters of Credit	263	263	—	—	—
Contractual Guarantees and Commitments	312	270	15	16	11

We are secondarily liable under a lease agreement pursuant to which we have assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from January 1, 2006 to April 30, 2012 is estimated to be approximately $49 million.

Standby letters of credit of $263 million at December 31, 2005 are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain Successor subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. The stand-by letters of credit include $199 million issued under the credit-linked revolving facility of which approximately $25 million relates to obligations associated with the sorbates antitrust matters as described in the ‘‘Other Contractual Obligations’’ above.

For additional commitments and contingencies, see Note 25 to the consolidated financial statements.

Other Obligations

We expect to continue to incur costs for the following significant obligations. Although, we cannot predict with certainty the annual spending for these matters, such matters will affect our future cash flows.

	Successor		Predecessor	Successor
Other Obligations	Spending for the Year Ended December 31, 2005	Spending for the Nine Months Ended December 31, 2004	Spending for the Three Months Ended March 31, 2004	2006 Projected Spending
Environmental Matters	84	66	22	95
Pension and Other Benefits	111	487	48	96
Other Obligations	195	553	70	191

Environmental Matters

For the year ended December 31, 2005 and the nine months ended December 31, 2004, the Successor’s worldwide expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and U.S. Superfund sites were $84 million and $66 million, respectively. The Predecessor’s worldwide expenditures for the three months ended March 31, 2004 and the year ended December 31, 2003 were $22 million and $80 million, respectively. The Successor’s capital project related environmental expenditures for the year ended December 31, 2005, the nine months ended December 31, 2004, and the Predecessor’s for the three months ended March 31, 2004 and the year ended December 31, 2003, included in worldwide expenditures, were $8 million, $6 million, $2 million and $10 million, respectively. Environmental reserves for remediation matters were $124 million and $143 million as of December 31, 2005 and 2004, respectively, which represents our best estimate. (See Note 18 to the consolidated financial statements)

It is anticipated that stringent environmental regulations will continue to be imposed on the chemical industry in general. Management cannot predict with certainty future environmental expenditures, especially expenditures beyond 2006. Due to new air regulations in the U.S., management expects that there will be a temporary increase in compliance costs that will total approximately $35 million to $45 million through 2007. Accordingly, Emission Trading Systems will directly affect the power plants at the Kelsterbach and Oberhausen sites in Germany and the Lanaken site in Belgium, as well as power plants operated by InfraServ entities on sites at which we operate. The Company and the InfraServ entities may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions further, which could result in increased capital expenditures. Additionally, the new regulation indirectly affects our other operations in the European Union, which may experience higher energy costs from third party providers. We have not yet determined the impact of this legislation on our operating costs.

Due to our industrial history, we have the obligation to remediate specific areas on our active sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement with Hoechst, a specified proportion of the responsibility for environmental liabilities from a number of pre-demerger divestitures was transferred to us. Management has provided for such obligations when the event of loss is probable and reasonably estimable. Management believes that the environmental costs will not have a material adverse effect on our financial position, but they may have a material adverse effect on the results of operations or cash flows in any given accounting period. (See Notes 18 and 25 to the consolidated financial statements)

Pension and Other Benefits

The funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. For the year ended December 31, 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, pension contributions to the U.S. qualified defined benefit pension plan amounted to $0 million, $300 million and $33 million, respectively. Contributions to the German pension plans for the year ended December 31, 2005 and the nine months ended December 31, 2004 were $5 million and $105 million, respectively. Also for the year ended December 31, 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, payments to other non-qualified plans (including Rest of the World) totaled $39 million, $29 million and $6 million, respectively.

Our spending associated with other benefit plans, primarily retiree medical, defined contribution and long-term disability, amounted to $67 million, $53 million and $9 million for the year ended December 31, 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. (See Note 17 to the consolidated financial statements).

In 2004, Celanese Holdings amended its long-term disability plan to align the benefit levels with the retiree medical plan. As a result of this change, the employee contribution for the long-term disability medical coverage increased substantially for current participants in the disability plan. Subsequent to the adoption of the change, enrollment in the plan has been trending downward, with 20% of the participants declining coverage. Accordingly, the Company reduced the disability accrual by $9 million at December 31, 2005 as a result of the lower enrollment experience. In addition, medical claims assumptions were lowered to reflect actual plan experience and the percentage of long-term disability medical payments paid for by Medicare. This change lowered the long-term disability accrual by an additional $9 million.

Other Matters

Plumbing Actions and Sorbates Litigation

We are involved in a number of legal proceedings and claims incidental to the normal conduct of our business. In February 2005, we settled with an insurance carrier and received cash proceeds of $44 million in March 2005 and in December 2005, we received $30 million in additional settlements. For the nine months ended December 31, 2004 there were no net cash inflows in connection with the plumbing actions and sorbates litigation. For the three months ended March 31, 2004 and for the year ended December 31, 2003, there were net cash inflows of approximately $0 million and $110 million in connection with the plumbing actions and sorbates litigation. As of December 31, 2005 and 2004, there were reserves of $197 million and $218 million, respectively, for these matters. In addition, we have receivables from insurance companies and Hoechst in connection with the plumbing and sorbates matters of $125 million and $191 million as of December 31, 2005 and 2004, respectively.

Although it is impossible at this time to determine with certainty the ultimate outcome of these matters, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on our financial position, but could have a material adverse effect on the results of operations or cash flows in any given accounting period. (See Note 25 to the consolidated financial statements).

Off-Balance Sheet Arrangements

We have not entered into any material off-balance arrangements.

Market Risks

Please see ‘‘Quantitative and Qualitative Disclosure about Market Risk’’ under Item 7A of this Form 10-K for additional information about our Market Risks.

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

    Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. At December 31, 2005 and 2004, the carrying amount of property, plant and equipment was $2,040 million and $1,702 million, respectively. As discussed in Note 4 to the consolidated financial statements, we assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In December 2004, we approved a plan to dispose of the COC business included within the Ticona segment. This decision resulted in $25 million and $32 million of asset impairment charges recorded as a special charge related to the COC business in the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.

As a result of the planned consolidation of tow production and the termination of filament production, the Acetate Products segment recorded impairment charges of $50 million associated with plant and equipment in the nine months ended December 31, 2004.

We assess the recoverability of the carrying value of our goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent, that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are fair valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent that the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. As of December 31, 2005 and 2004, we had $1,430 million and $1,147 million, respectively, of goodwill and other intangible assets, net.

As of December 31, 2005, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led management to believe goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred. We perform the required impairment tests at least annually during the third quarter of our fiscal year using June 30 balances unless circumstances dictate more frequent testing. During 2005, we performed the impairment test and determined that there was no impairment of goodwill.

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

    Restructuring and Special (Charges) Gains

Special (charges) gains include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign our operations as well as costs incurred in connection with a decision to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with the employees’ representatives or individual agreements with the affected employees as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. (See Note 20 to the consolidated financial statements).

    Environmental Liabilities

We manufacture and sell a diverse line of chemical products throughout the world. Accordingly, the businesses’ operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. We recognize losses and accrue liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, we provide appropriate disclosure in the notes to the consolidated financial statements.

Total reserves for environmental liabilities were $124 million and $143 million at December 31, 2005 and 2004, respectively. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. An environmental reserve related to cleanup of a contaminated site might include, for example, provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. The measurement of environmental liabilities is based on a range of management’s periodic estimate of what it will cost to perform each of the elements of the remediation effort. We use our best estimate within the range to establish our environmental reserves. We utilize third parties to assist in the management and the development of our cost estimates for our sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur. We accrue for legal fees related to litigation matters when the costs associated with defense can be reasonably estimated and are probable to occur. All other fees are expensed as incurred. (See Note 18 to the consolidated financial statements).

Asset Retirement Obligations

Total reserves for asset retirement obligations were $54 million and $52 million at December 31, 2005 and 2004, respectively. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 ("FIN No. 47") provides guidelines as to when a company is required to record a conditional asset retirement obligation. The liability is measured at the discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Management has identified but not recognized asset retirement obligations related to substantially all its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, operations at these facilities are expected to continue indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. In the future, we will assess strategies of the businesses acquired and may support decisions that differ from past decisions of management regarding the continuing operations of existing facilities. Asset retirement obligations will be recorded if these strategies are changed and probabilities of closure are assigned to existing facilities. If certain operating facilities were to close, the related asset retirement obligations could significantly affect our results of operations and cash flows.

As a result of a worldwide assessment of our Acetate production capacity, the Acetate Products segment recorded a charge to depreciation expense of $8 million in 2003 related to potential asset retirement obligations. The assessment concluded that there was a probability that certain facilities would be closed in the latter half of the decade. In October 2004 we announced plans to consolidate flake and tow production by early 2007 and to discontinue production of filament before the end of 2005. In the fourth quarter of 2005, the operations of filament were discontinued and we disposed of two Acetate properties. As a result of the sales, we recorded a gain of $23 million primarily resulting from the reversal of liabilities assumed by the purchaser. For the nine months ended December 31, 2004, we recorded a charge of $12 million included within depreciation expense, of which $8 million was recorded by Acetate Products and $4 million by Chemical Products.

Realization of Deferred Tax Assets

Management regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such evaluations require significant management judgments. Valuation allowances have been established primarily for U.S. federal and state net operating losses carryforwards, Mexican net operating loss carryforwards and Canadian deferred tax assets. (See Note 21 to the consolidated financial statements).

Tax Contingencies

The Company has accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect the Company's potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Benefit Obligations

Pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements. CAC sponsors pension and other postretirement benefit plans. With respect to its U.S. qualified defined benefit pension plan, minimum funding requirements are determined by the Employee Retirement Income Security Act. For the periods presented, the Predecessor or the Company had not been required to contribute under these minimum funding requirements. However, the Predecessor chose to contribute to the U.S. defined benefit pension plan $33 million and $130 million for the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively. The Successor chose to contribute to the U.S. qualified defined benefit pension plan $0 million and $300 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. Contributions to the German pension plans for the year ended December 31, 2005 and the nine months ended December 31, 2004 were $5 million and $105 million, respectively. Benefits are generally based on years of service and/or compensation. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on plan assets and increases or trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded in future periods.

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our pension expense is the expected long-term rate of return on plan assets. At December 31, 2005 and 2004, we assumed an expected long-term rate of return on plan assets of 8.5% for the U.S. qualified defined benefit pension plan, which represents greater than 85% and 75% of pension plan assets and liabilities, respectively. On average, the actual return on plan assets over the long-term (15 to 20 years) has exceeded 9.0%. For the year ended December 31, 2005, the U.S. qualified defined benefit pension plan assets actual return was 50 basis points less than the expected long-term rate of return of plan assets. However, for the year ended December 31, 2004, the actual return was 400 basis points higher than the long-term return on plan assets. Based on our investment strategy, we believe that 8.5% is a reasonable long-term rate of return.

We estimate a 25 basis point decline in the expected long-term rate of return for the U.S. qualified defined benefit pension plan to increase pension expense by an estimated $5.5 million in 2005. Another estimate that affects our pension and other postretirement benefit expense is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, which represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. At December 31, 2005, we lowered the discount rate to 5.63% from 5.88% at December 31, 2004 for the U.S. plans. We estimate that a 50 basis point decline in the discount rate for the U.S. pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by an estimated $10 million and less than $1 million, respectively, and our benefit obligations by approximately $173 million and approximately $12 million, respectively.

Over the past two years, we have experienced significant increases (in excess of $300 million) in unrecognized net actuarial pension losses. The losses were mainly due to the decline in the discount rate utilized to reflect current market conditions.

Other postretirement benefit plans plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The postretirement benefit cost for the year ended December 31, 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, includes $25 million, $21 million and $8 million, respectively, and the accrued post-retirement liability was $408 million and $406 million as of December 31, 2005 and 2004, respectively, in other noncurrent liabilities. The key determinants of the accumulated postretirement benefit obligation (‘‘APBO’’) are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the healthcare cost trend rate by one percentage point in each year would increase the APBO at December 31, 2005, and the 2005 postretirement benefit cost by approximately $5 million and less than $1 million, respectively, and decreasing the healthcare cost trend rate by one percentage point in each year would decrease the APBO at December 31, 2005 and the 2005 postretirement benefit cost by approximately $5 million and less than $1 million, respectively. (See Note 17 to the consolidated financial statements).

Accounting for Commitments and Contingencies

We are subject to a number of legal proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our business, relating to and including product liability, patent and intellectual property, commercial, contract, antitrust, past waste disposal practices, release of chemicals into the environment and employment matters, which are handled and defended in the ordinary course of business. Management routinely assesses the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5 ‘‘Contingencies and Commitments’’ and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available. (See Note 25 to the consolidated financial statements).

CNA Holdings, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company (‘‘Shell’’) and E. I. du Pont de Nemours and Company (‘‘DuPont’’) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. CNA Holdings has accrued its best estimate of its share of the plumbing actions. At December 31, 2005 and 2004, accruals were $68 million and $73 million, respectively, for this matter, of which $6 million and $11 million, respectively, are included in current liabilities. Management believes that the plumbing actions are adequately provided for in the consolidated financial statements. However, if we were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on the financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. The Predecessor’s receivables relating to the anticipated recoveries from third party insurance carriers for this product liability matter are based on the probability of collection on the settlement agreements reached with a majority of the insurance carriers whose coverage level exceeds the receivables and based on the status of current discussions with other insurance carriers. As of December 31, 2005 and 2004, insurance claims receivables were $22 million and $75 million, respectively. Collectibility could vary depending on the financial status of the insurance carriers.

Nutrinova Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of ours and the Predecessor, is party to various legal proceedings in the United States, Canada and Europe alleging Nutrinova Inc. engaged in unlawful anticompetitive behavior which affected the sorbates markets while it was a wholly-owned subsidiary of Hoechst. In accordance with the demerger agreement between Hoechst and CAG, which became effective October 1999, CAG, the successor to Hoechst’s sorbates business, was assigned the obligation related to these matters. However, Hoechst agreed to indemnify CAG for 80% of payments for such obligations. Expenses related to this matter are recorded gross of any such recoveries from Hoechst while the recoveries from Hoechst, which represents 80% of such expenses, are recorded directly to shareholders’ equity, net of tax, as a contribution of capital.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, we and the Predecessor has remaining accruals of $129 million and $145 million at December 31, 2005 and 2004, respectively, for the estimated loss relative to this matter. This amount is included in current liabilities at December 31, 2005. Although the outcome of this matter cannot be predicted with certainty, management’s best estimate of the range of possible additional future losses and fines, including any that may result from governmental proceedings, as of December 31, 2005 is between $0 million and $9 million. The estimated range of such possible future losses is management’s best estimate based on advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions. At December 31, 2005 and 2004, we had receivables, recorded within current assets, relating to the sorbates indemnification from Hoechst of $103 million and $116 million, respectively.

On February 7, 2001, Celanese International Corporation (‘‘CIC) filed a private criminal action for patent infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed CIC's patent covering the manufacture of acetic acid. CIC also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC's own data and as reported to the Taiwanese securities and exchange commission. CIC's patent was held valid by the Taiwanese patent office. On August 31, 2005 a Taiwanese court held that CPDC infringed CIC’s acetic acid patent and awarded CIC approximately $28 million for the period of 1995 through 1999. The judgment has been appealed. We will not record income associated with this favorable judgment until cash is received.

CAG, the Purchaser, as well as a former member of CAG’s board of management, are defendants in various lawsuits in Germany instituted by minority shareholders relating to the Purchaser’s acquisition of the CAG Shares. While many of these lawsuits request to set aside shareholders’ resolutions in connection with the Domination Agreement, several minority shareholders had initiated special award proceedings

(Spruchverfahren) to increase the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation, could claim the respective higher amounts. Although the court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility, the dismissal has been appealed.

Based upon the information available as of the date of this annual report, the outcome of the foregoing proceedings cannot be predicted with certainty. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5 ‘‘Contingencies and Commitments’’ and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available.

Business Combinations

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired as soon as practicable. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the purchase price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The judgements made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact Net earnings (loss). (See Notes 1 and 2 to the consolidated financial statements).

Captive Insurance Companies

We consolidate two wholly owned insurance companies (the ‘‘Captives’’). The Captives are a key component of our global risk management program as well as a form of self-insurance for property, liability and workers compensation risks. The Captives issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs by avoiding or reducing commercial carrier overhead and regulatory fees. The Captives issue insurance policies and coordinate claims handling services with third party service providers. They retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the Captives also insures certain third party risks.

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

Forward-Looking Statements May Prove Inaccurate

This Annual Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this prospectus that are not historical facts. When used in this document, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan’’ and ‘‘project’’ and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risks

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to currency exchange rates, interest rates and commodity prices. We have in place policies of hedging against changes in currency exchange rates, interest rates and commodity prices as described below. Contracts to hedge exposures are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 148, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. (See Note 24 to the consolidated financial statements).

Foreign Exchange Risk Management

We and the Predecessor have receivables and payables denominated in currencies other than the functional currencies of the various subsidiaries, which create foreign exchange risk. For the purposes of this document, the Predecessor’s reporting currency is the U.S. dollar, and the functional reporting currency of CAG continues to be the euro. The U.S. dollar, the euro, Mexican peso, Japanese yen, British pound sterling, and Canadian dollar are the most significant sources of currency risk. Accordingly, we enter into foreign currency forwards and swaps to minimize our exposure to foreign currency fluctuations. The foreign currency contracts are designated for recognized assets and liabilities and forecasted transactions. The terms of these contracts are generally under one year. Our centralized hedging strategy states that foreign currency denominated receivables or liabilities recorded by the operating entities will be internally hedged, only the remaining net foreign exchange position will then be hedged externally with banks. As a result, foreign currency forward contracts relating to this centralized strategy did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. Net foreign currency transaction gains or losses are recognized on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts.

On June 16, 2004, as part of our currency risk management, we entered into a currency swap with certain financial institutions. Under the terms of the swap arrangement, we will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15 (with interest for the first period prorated). Upon maturity of the swap agreement on June 16, 2008, we will pay approximately €276 million and receive approximately $333 million. We designated the swap, part of its senior euro term loan and a euro note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004. At December 31, 2005 and 2004, the effects of the swap resulted in an increase in total liabilities of $4 million and $57 million, respectively. The loss related to the swap was $18 million and $21 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, of which $3 million in 2005 and $14 million in 2004 is related to the ineffectiveness of the net investment hedge.

Contracts with notional amounts totaling approximately $564 million and $288 million at December 31, 2005 and 2004, respectively, are predominantly in Euros, British pound sterling, Japanese yen, and Canadian dollars. Most of the our foreign currency forward contracts did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. We recognize net foreign currency transaction gains or losses, which were offset by losses and gains related to foreign currency forward contracts. At December 31, 2005 our foreign currency forward contracts resulted in an decrease in total assets of $4 million and a decrease in total liabilities of $4 million. For the year ended December 31, 2004, our foreign currency forward contracts resulted in a decrease in total assets and an increase in total liabilities of $42 million and

$2 million, respectively. As of December 31, 2005 and 2004, these contracts, in addition to natural hedges, hedged approximately 100% of our net receivables held in currencies other than the entities’ functional currency for our European operations. Related to the unhedged portion during the period, a net gain (loss) of approximately $20 million, ($2) million and $4 million from foreign exchange gains or losses was recorded to other income (expense), net for the six months ended December 31, 2005, for the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. During 2003, the Predecessor’s foreign currency forward contracts resulted in a decrease in total assets and of $8 million and an increase in total liabilities of $1 million. As of December 31, 2003, these contracts hedged a portion (approximately 85%) of the Predecessor’s U.S. dollar denominated intercompany net receivables held by euro denominated entities. Related to the unhedged portion, a net loss of approximately $14 million from foreign exchange gains or losses was recorded to other income (expense), net in 2003.

A substantial portion of our assets, liabilities, revenues and expenses is denominated in currencies other than U.S. dollar, principally the euro. Fluctuations in the value of these currencies against the U.S. dollar, particularly the value of the euro, can have, and in the past have had, a direct and material impact on the business and financial results. For example, a decline in the value of the euro versus the U.S. dollar, results in a decline in the U.S. dollar value of our sales denominated in euros and earnings due to translation effects. Likewise, an increase in the value of the euro versus the U.S. dollar would result in an opposite effect. We estimate that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 0% and decreased total assets by approximately 6% for the year ended December 31, 2005, increased net sales by approximately 3% and increased total assets by approximately 3% for the nine months ended December 31, 2004. Net sales increased by approximately 7% for the year ended December 31, 2003. The Predecessor estimated that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 6% for the three months ended March 31, 2004 and by approximately 7% for the year ended December 31, 2003. The Predecessor also estimated that the translation effects of changes in the value of other currencies against the U.S. dollar decreased total assets by approximately 1% for the three months ended March 31, 2004 and increased total assets by approximately 5% in 2003. Exposure to transactional effects is further reduced by a high degree of overlap between the currencies in which sales are denominated and the currencies in which the raw material and other costs of goods sold are denominated.

As of December 31, 2005, we had total debt of $3,058 million, of which $614 million (€520 million) is euro denominated debt. A 1% increase in foreign exchange rates would increase the euro denominated debt by $6 million. As of December 31, 2005, we had total cash of $389 million, of which approximately $79 million (€67 million) is euro denominated cash. A 1% decrease in foreign exchange rates would decrease the euro denominated cash by $1 million. For the year ended December 31, 2005, the euro denominated cash was reduced substantially by the purchase of additional CAG shares from two shareholders, including other considerations, as well as the acquisition of Vinamul and Acetex and the redemption of Acetex’s debt.

Interest Rate Risk Management

We may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in our outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2005, the Successor had an interest rate swap with a notional amount of $300 million. At December 31, 2004, the Successor had no interest rate swap agreements in place. The Predecessor had open interest rate swaps with a notional amount of $200 million at December 31, 2003. In the second quarter of 2004, the Successor recorded a loss of less than $1 million in Other income (expense), net associated with the early termination of its $200 million interest rate swap. During 2003, the Predecessor recorded a loss of $7 million in Other income (expense), net, associated with the early termination of one of its interest rate swaps. The Successor recognized net interest expense from hedging activities relating to interest rate swaps of $3 million and $1 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized net interest expense from hedging activities relating to interest rate swaps of $2 million and $11 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Predecessor recorded a net gain (loss) of less than ($1) million and $2 million in Other income (expense), net of the ineffective portion of the interest rate swaps, during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

On a pro forma basis as of December 31, 2005, we had approximately $1,900 million of variable rate debt. A 1% increase in interest rates would increase annual interest expense by approximately $19 million.

Commodity Risk Management

Our policy for the majority of our natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. Fixed price natural gas forward contracts are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap contracts correlate to the actual purchases of the commodity and have the effect of securing predetermined prices for the underlying commodity. Although these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These cash-settled swap contracts are accounted for as cash flow hedges. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. The Successor recognized losses of less than $1 million from natural gas swaps and butane contracts for the year ended December 31, 2005 and the nine months ended December 31, 2004. The Predecessor recognized losses of $1 million and $3 million from natural gas swaps and butane contracts for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. There was no material impact on the balance sheet at December 31, 2005 and 2004. There were no unrealized gains and losses associated with the cash-settled swap contracts as of December 31, 2005 and 2004. We did not have any open commodity swaps as of December 31, 2005 and 2004.

Item 8.    Financial Statements and Supplementary Data

The Company's consolidated financial statements and supplementary data are included in pages F-2 through F-89 of this Annual Report on Form 10-K. See accompanying "Item 15. Exhibits and Financial Statement Schedules" and Index to the Consolidated Financial Statements on page F-1.

Quarterly Financial Information

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended September 30, 2005	Three Months Ended December 31, 2005
	(in $ millions except for share and per share data)
		(unaudited)
Net sales	1,478	1,506	1,535	1,551
Cost of sales	(1,106)	(1,165)	(1,251)	(1,251)
Gross profit	372	341	284	300
Selling, general and administrative expenses	(156)	(133)	(143)	(125)
Research and development expenses	(23)	(23)	(22)	(23)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	—	—
Restructuring, impairment and other special (charges) gains, net	(38)	(27)	(24)	16
Foreign exchange gain (loss), net	3	(1)	(2)	—
Gain (loss) on disposition of assets, net	1	(3)	1	(9)
Operating profit	159	154	94	159
Equity in net earnings of affiliates	15	12	21	13
Interest expense	(140)	(59)	(62)	(61)
Interest income	10	8	7	8
Other income (expense), net	3	18	27	42
Earnings from continuing operations before tax and minority interests	47	133	87	161
Income tax provision	(17)	(40)	(26)	26
Earnings (loss) from continuing operations before minority interests	30	93	61	187
Minority interests	(25)	(13)	(3)	4
Earnings (loss) from continuing operations	5	80	58	191

Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	10	—	(1)	—
Gain (loss) on disposal of discontinued operations	—	—	—	—
Income tax benefit	—	—	—	—
Earnings (loss) from discontinued operations	10	—	(1)	—
Net earnings (loss)	15	80	57	191

Quarterly Financial Information

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004
	(in $ millions except for share and per share data)
		(unaudited)
Net sales	1,218	1,202	1,239	1,303
Cost of sales	(983)	(1,035)	(985)	(1,006)
Gross profit	235	167	254	297
Selling, general and administrative expenses	(136)	(125)	(153)	(219)
Research and development expenses	(23)	(22)	(23)	(22)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	—	—
Restructuring, impairment and other special (charges) gains, net	(28)	1	(50)	(33)
Foreign exchange gain (loss), net	—	—	(2)	(1)
Gain (loss) on disposition of assets, net	(1)	—	2	1
Operating profit	47	21	28	23
Equity in net earnings of affiliates	12	18	17	1
Interest expense	(6)	(124)	(57)	(58)
Interest income	5	7	9	10
Other income (expense), net	9	(21)	17	(5)
Earnings from continuing operations before tax and minority interests	67	(99)	14	(29)
Income tax provision	(15)	(10)	(48)	(12)
Earnings (loss) from continuing operations before minority interests	52	(109)	(34)	(41)
Minority interests	—	(10)	8	(6)
Earnings (loss) from continuing operations	52	(119)	(26)	(47)

Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	—	3	(4)	5
Gain (loss) on disposal of discontinued operations	14	—	—	—
Income tax benefit	12	—	1	—
Earnings (loss) from discontinued operations	26	3	(3)	5
Net earnings (loss)	78	(116)	(29)	(42)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

In connection with the audit of our financial statements as of and for the nine months ended December 31, 2004, we identified a material weakness in our internal controls for the same period. On March 30, 2005, we received a letter from KPMG, our independent auditors, who also identified the same material weakness and a second material weakness in the course of their audit. The additional material weakness identified by KPMG related to several deficiencies in the assessment of hedge effectiveness and documentation. The required adjustments were made in the proper accounting period, except for one immaterial hedging transaction adjusted during the quarter ended June 30, 2005. The material weakness identified by KPMG and the Company related to conditions preventing its ability to adequately research, document, review and draw conclusions on accounting and reporting matters, which had previously resulted in adjustments that had to be recorded to prevent our financial statements from being materially misstated. The conditions largely related to significant increases in the frequency of, and the limited number of personnel available to address, complex accounting matters and transactions and as a result of the consummation of simultaneous debts and equity offerings during the year-end closing process. We do not believe that the adjustments made in connection with these material weaknesses had any material impact on previously reported financial information. In response to the letter from KPMG with respect to the first material weakness identified above, we organized a team responsible for the identification and documentation of potential derivative accounting transactions and commenced and concluded formal training for team members specifically related to derivative accounting. With respect to the second material weakness identified above, we hired certain qualified accounting personnel which should ensure that we will be able to adequately research, document, review and conclude on accounting and reporting matters. Both material weaknesses were identified during our December 31, 2004 year-end closing process and we believe that we have remediated these material weaknesses as of December 31, 2005.

In September 2005 we identified a significant deficiency in internal controls relating to sales to countries and other parties that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. This significant deficiency was identified as a result of an internal investigation that was intiated in connection with the SEC review of a registration statement. We have taken immediate corrective actions which include a directive to senior business leaders stating that they are prohibited from selling products into certain countries subject to these trade restrictions, as well as making accounting systems modifications that prevent the initiation of purchase orders and shipment of products to these countries. Also, we plan to enhance the business conduct policy training in the area of export control. Although as of December 31, 2005 this significant deficiency has not been fully remediated, we believe that we have taken remediation measures that, once fully implemented, will be effective in eliminating this deficiency.

Celanese Holdings ("Celanese"), under the supervision and with the participation of Celanese’s management, including the chief executive officer (CEO) and chief financial officer (CFO), performed an evaluation of the effectiveness of Celanese’s ‘‘disclosure controls and procedures’’ (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘34 Act’’)) as of December 31, 2005. Disclosure controls and procedures are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on this evaluation, and as a result of the remediation of the material weaknesses completed during the period covered by this Annual Report, Celanese’s CEO and CFO concluded that, as of December 31, 2005, the end of the period covered by this Annual Report, Celanese’s disclosure controls and procedures were effective for gathering, analyzing and disclosing the material information Celanese is required to disclose in the reports it files under the 34 Act, within the time periods specified in the rules and forms of the Securities and Exchange Commssion. Except as discussed above, there have been no significant changes in Celanese’s ‘‘internal controls over financial reporting’’ (as defined in Rule 13a-15(f) under the 34 Act, as amended)

during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Beginning with the fiscal year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for us, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.

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

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

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

The information called for by Item 12 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 13.    Certain Relationships and Related Transactions

The information called for by Item 13 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 14.    Principal Accounting Fees and Services

Aggregate fees billed to the Predecessor and Successor during the years ended December 31, 2004 and 2005 by their respective principle accounting firms (KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft and KPMG LLP, respectively).

	Year ended December 31,
	2005	2004
	(in $ thousands)
Audit fees(1)	11,422	10,238
Audit-related fees(2)	125	490
Total audit and audit-related fees	11,547	10,728
Tax fees(3)	141	794
All other fees(4)	—	75
Total fees	11,688	11,597

(1)	Includes all fees related to the audits of Celanese Holdings and Celanese AG, statutory audits of subsidiaries and fees in connection with debt offerings, equity offerings, and registration statements.

(2)	Includes internal control testing associated with our SAP implementation and audits of employee benefit plans.

(3)	Includes tax consultation, return preparation assistance, and tax compliance (including expatriate tax-return preparation).

(4)	Includes fees related to Sarbanes-Oxley 404 compliance.

Celanese Corporation engages our accountant on our behalf to render audit and non-audit services for us.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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
Name: David N. Weidman Title: Chief Executive Officer and President Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated

Signature	Title	Date

/s/ David N. Weidman	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2006

David N. Weidman

/s/ John J. Gallagher III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

John J. Gallagher III

/s/ Steven M. Sterin	Vice President and Controller (Principal Accounting Officer)	March 31, 2006

Steven M. Sterin

/s/ Chinh E. Chu	Manager	March 31, 2006

Chinh E. Chu

/s/ Benjamin J. Jenkins	Manager	March 31, 2006

Benjamin J. Jenkins

/s/ Anjan Mukherjee	Manager	March 31, 2006

Anjan Mukherjee

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
ANNUAL CELANESE HOLDINGS LLC CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004, and the year ended December 31, 2003	F-4
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5
Consolidated Statements of Shareholders' Equity for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004, and the year ended December 31, 2003	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004, and the year ended December 31, 2003	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
Celanese Holdings LLC:

We have audited the accompanying consolidated balance sheets of Celanese Holdings LLC and subsidiaries ("Successor") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended December 31, 2005 and the nine-month period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Holdings LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the nine-month period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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
March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Supervisory Board
Celanese AG:

We have audited the accompanying consolidated statements of operations, shareholder's equity, and cash flows of Celanese AG and subsidiaries ("Predecessor") for the three-month period ended March 31, 2004 and the year ended December 31, 2003 ("Predecessor periods"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Celanese AG and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.

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

We also have reported separately on the consolidated financial statements of Celanese AG and subsidiaries for the year ended December 31, 2003. Those financial statements were presented using the euro as the reporting currency.

/s/ KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft Wirtschaftsprüfungsgesellschaft
Frankfurt am Main, Germany
March 30, 2005, except as to Notes 4 (cash flows from discontinued operations (revised)) and 6 (acetate filament discontinued operations), which are as of March 31, 2006

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions, except for share and per share data)
Net sales	6,070	3,744	1,218	4,485
Cost of sales	(4,773)	(3,026)	(983)	(3,795)
Gross Margin	1,297	718	235	690
Selling, general and administrative expenses	(557)	(497)	(136)	(504)
Research and development expenses	(91)	(67)	(23)	(89)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	34	1	—	107
Sorbates antitrust matters	—	—	—	(95)
Restructuring, impairment and other special (charges) gains, net	(107)	(83)	(28)	(17)
Foreign exchange gain (loss), net	—	(3)	—	(4)
Gain (loss) on disposition of assets, net	(10)	3	(1)	6
Operating profit	566	72	47	94
Equity in net earnings of affiliates	61	36	12	35
Interest expense	(322)	(239)	(6)	(49)
Interest income	33	26	5	44
Other income (expense), net	90	(9)	9	48
Earnings (loss) from continuing operations before tax and minority interests	428	(114)	67	172
Income tax provision	(57)	(70)	(15)	(45)
Earnings (loss) from continuing operations before minority interests	371	(184)	52	127
Minority interests	(37)	(8)	—	—
Earnings (loss) from continuing operations	334	(192)	52	127
Earnings (loss) from discontinued operations:
Earnings (loss) from operation of discontinued operations	9	5	—	23
Gain (loss) on disposal of discontinued operations	—	(1)	14	7
Income tax benefit (provision)	—	1	12	(8)
Earnings (loss) from discontinued operations	9	5	26	22
Cumulative effect of changes in accounting principles, net of income tax of $1 million in 2003.	—	—	—	(1)
Net earnings (loss)	343	(187)	78	148

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	389	838
Receivables:
Trade receivables, net	918	843
Other receivables	485	678
Inventories	661	604
Deferred income taxes	37	71
Other assets	91	86
Assets of discontinued operations	2	39
Total current assets	2,583	3,159
Investments	775	833
Property, plant and equipment, net	2,040	1,702
Deferred income taxes	139	54
Other assets	474	506
Goodwill	949	747
Intangible assets, net	481	400
Total assets	7,441	7,401
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt – third party and affiliates	155	144
Trade payables – third party and affiliates	810	716
Other current liabilities	784	888
Deferred income taxes	36	20
Income taxes payable	225	214
Liabilities of discontinued operations	3	13
Total current liabilities	2,013	1,995
Long-term debt	2,903	2,716
Deferred income taxes	285	256
Benefit obligations	1,126	1,000
Other liabilities	440	510
Minority interests	64	518
Commitments and contingencies
Shareholder's equity:
Common stock, one share issued and outstanding as of December 31, 2005 and 2004	—	—
Additional paid-in capital	807	837
Retained earnings (accumulated deficit)	156	(187)
Loan to Shareholder	(227)	(227)
Accumulated other comprehensive income (loss), net	(126)	(17)
Total shareholder's equity	610	406
Total liabilities and shareholders' equity	7,441	7,401

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Loan to Shareholder	Treasury Stock	Total Shareholder's Equity
	(in $ millions, except per share data)
Predecessor
Balance at December 31, 2002	150	2,665	(98)	(527)	—	(94)	2,096
Comprehensive income, net of tax:
Net earnings	—	—	148	—	—	—	148
Other comprehensive income:
Unrealized gain on securities(1)	—	—	—	4	—	—	4
Foreign currency translation	—	—	—	307	—	—	307
Unrealized gain on derivative contracts(2)	—	—	—	6	—	—	6
Additional minimum pension liability(3)	—	—	—	12	—	—	12
Other comprehensive income	—	—	—	329	—	—	329
Comprehensive income	—	—	—	—	—	—	477
Dividends ($0.48 per share)	—	—	(25)	—	—	—	(25)
Amortization of deferred compensation	—	5	—	—	—	—	5
Indemnification of demerger liability(4)	—	44	—	—	—	—	44
Purchase of treasury stock	—	—	—	—	—	(15)	(15)
Balance at December 31, 2003	150	2,714	25	(198)	—	(109)	2,582
Comprehensive income (loss), net of tax:
Net earnings	—	—	78	—	—	—	78
Other comprehensive income (loss):
Unrealized gain on securities(1)	—	—	—	7	—	—	7
Foreign currency translation	—	—	—	(46)	—	—	(46)
Other comprehensive loss	—	—	—	(39)	—	—	(39)
Comprehensive income	—	—	—	—	—	—	39
Amortization of deferred compensation	—	1	—	—	—	—	1
Balance at March 31, 2004	150	2,715	103	(237)	—	(109)	2,622

Successor
Contributed Capital	—	820	—	—	—	—	820
Comprehensive income (loss), net of tax:
Net loss	—	—	(187)	—	—	—	(187)
Other comprehensive income (loss):
Unrealized loss on securities(1)	—	—	—	(7)	—	—	(7)
Foreign currency translation	—	—	—	7	—	—	7
Unrealized gain on derivative contracts(2)				2			2
Additional minimum pension liability(3)	—	—	—	(19)	—	—	(19)
Other comprehensive income	—	—	—	(17)	—	—	(17)
Comprehensive loss	—	—	—	—	—	—	(204)
Indemnification of demerger liability	—	3	—	—	—	—	3
Loan to Shareholder	—		—	—	(227)	—	(227)
Management compensation	—	14	—	—	—	—	14
Balance at December 31, 2004	—	837	(187)	(17)	(227)	—	406
Comprehensive income (loss), net of tax: Net earnings	—	—	343	—	—	—	343
Other comprehensive income (loss):
Unrealized gain (loss) on securities(1)	—	—	—	3	—	—	3
Additional minimum pension liability(3)	—	—	—	(117)	—	—	(117)
Foreign currency translation	—	—	—	5	—	—	5
Unrealized gain (loss) on derivative contracts(2)	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(109)	—	—	(109)
Comprehensive income	—	—	—	—	—	—	234
Indemnification of demerger liability	—	5	—	—	—	—	5
Distribution to Parent	—	(600)	—	—	—	—	(600)
Settlement of intercompany balances with Parent	—	(9)	—	—	—	—	(9)
Contribution from Parent	—	572	—	—	—	—	572
Stock based compensation	—	2	—	—	—	—	2
Balance at December 31, 2005	—	807	156	(126)	(227)	—	610

(1)	Net of tax (benefit) expense of $2 million in 2003, $2 million for the three months ended March 31, 2004, $0 million for the nine months ended December 31, 2004 and $0 million in 2005.

(2)	Net of tax (benefit) expense of $4 million in 2003, $1 million for the nine months ended December 31, 2004 and $(2) million in 2005.

(3)	Net of tax (benefit) expense of $5 million in 2003, $(3) million for the nine months ended December 31, 2004 and $(19) million in 2005.

(4)	Net of tax expense of $33 million in 2003.

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Operating activities from continuing operations:
Net earnings (loss)	343	(187)	78	148
Cumulative effect of changes in accounting principles	—	—	—	1
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Special charges, net of amounts used	30	47	20	91
Stock based compensation	—	—	2	65
Depreciation	218	140	67	271
Amortization of intangible and other assets	68	41	3	18
Amortization of deferred financing fees	36	79	—	—
Change in equity of affiliates	5	(14)	4	(12)
Premium on early redemption of debt	55
Loss on extinguishment of debt
Deferred income taxes	(85)	19	(14)	71
(Gain) loss on disposition of assets, net	7	(3)	—	(9)
Write-downs of investments	—	—	—	4
(Gain) loss on foreign currency transactions	70	16	(26)	155
Minority interests	37	8	—	—
Guaranteed annual payment	22	8	—	—
Operating cash provided by (used in) discontinued operations (Revised, see Note 4)	(10)	4	(147)	(5)
Changes in operating assets and liabilities:
Trade receivables, net – third party and affiliates	30	(23)	(89)	(9)
Other receivables	37	101	(42)	22
Prepaid expenses	(65)	(8)	14	(50)
Inventories	21	(25)	(11)	(7)
Trade payables – third party and affiliates	18	96	(6)	(36)
Benefit obligations and other liabilities	(141)	(364)	7	(153)
Income taxes payable	17	10	38	(195)
Other, net	(8)	(6)	(5)	31
Net cash provided by (used in) operating activities	705	(61)	(107)	401
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(212)	(166)	(44)	(211)
Acquisition of CAG, net of cash acquired	(473)	(1,564)	—	—
Fees associated with acquisitions	(29)	(69)	—	—
Acquisition of other businesses	—	—	—	(18)
Acquisition of Vinamul, net of cash reimbursed	(198)	—	—	—
Acquisition of Acetex, net of cash acquired	(216)	—	—	—
Net proceeds on sale of businesses and assets	48	31	—	10
Net proceeds from disposal of discontinued operations	75	—	139	10
Proceeds from sale of marketable securities	217	132	42	202
Purchases of marketable securities	(137)	(173)	(42)	(265)
Other, net	5	(1)	1	(3)
Net cash provided by (used in) investing activities	(920)	(1,810)	96	(275)
Financing activities from continuing operations:
Initial capitalization	—	820	—	—
Borrowings under bridge loans	—	1,565	—	—
Repayment of bridge loans	—	(1,565)	—	—
Repayment of floating rate term loan, including related premium	(354)	—	—	—
Proceeds from long-term debt	16	—	—	61
Proceeds from issuance of senior subordinated and discount notes	—	1,475	—	—
Proceeds from floating rate term loan	—	350	—	—
Borrowings under senior credit facilities, net	1,135	608	—	—
Short-term borrowings (repayments), net	22	36	(16)	(20)
Payments of long-term debt	(36)	(254)	(27)	(109)
Redemption of senior subordinated notes, including related premium	(572)	—	—	—
Issuance/(purchase) of CAG treasury stock	—	29	—	(15)
Redemption of Acetex bonds	(280)	—	—	—
Issuance of preferred stock by consolidated subsidiary	—	15	—	—
Settlement of lease obligations	(31)	—	—	—
Contribution from parent	572	—	—	—
Distribution to Parent	(600)	—	—	—
Fees associated with financing	(8)	(167)	—	—
Dividend payments by CAG	—	(1)	—	(25)
Loan to shareholder	—	(227)	—	—
Net cash provided by (used in) financing activities	(136)	2,684	(43)	(108)
Exchange rate effects on cash	(98)	25	(1)	6
Net increase (decrease) in cash and cash equivalents	(449)	838	(55)	24
Cash and cash equivalents at beginning of period	838	—	148	124
Cash and cash equivalents at end of period	389	838	93	148

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company

Description of the Company

Celanese Holdings LLC ("Celanese Holdings") and its subsidiaries (collectively the ‘‘Company’’ or the ‘‘Successor’’) is a global industrial chemicals company, representing the former business of Celanese AG and its subsidiaries (‘‘CAG’’ or the ‘‘Predecessor’’). The Company's business involves processing chemical raw materials, such as ethylene and propylene, and natural products, including natural gas and wood pulp, into value-added chemicals and chemical-based products.

On November 3, 2004, BCP Crystal Holdings Ltd 2, reorganized as a Delaware corporation and changed its name to Celanese Holdings LLC. Additionally, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd., the ultimate parent of Celanese Holdings LLC, was reorganized as a Delaware limited liability company and changed its name to Celanese Corporation.

Basis of Presentation

The financial position, results of operations and cash flows and related disclosures for periods prior to April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), the effective date of the acquisition of Celanese AG (the ‘‘Effective Date’’), are presented as the results of the Predecessor. The financial position, results of operations and cash flows subsequent to the Effective Date, are presented as those of the Successor.

The consolidated financial statements of the Successor as of and for the year ended December 31, 2005 and as of and for the nine months ended December 31, 2004 reflect the acquisition of CAG under the purchase method of accounting in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters (See Note 4). The consolidated financial statements for the three months ended March 31, 2004 and the year ended December 31, 2003 have been prepared in accordance with CAG’s accounting policies (See Note 4) and the requirements for interim financial reporting in accordance with Accounting Principles Board (‘‘APB’’) No. 28, Interim Financial Reporting.

Change in Ownership

Pursuant to a voluntary tender offer commenced in February 2004, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG (the ‘‘Purchaser’’), an indirect wholly owned subsidiary of Celanese Holdings, on April 6, 2004 acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares, (the ‘‘CAG Shares’’) for a purchase price of $1,693 million, including direct acquisition costs of $69 million (the ‘‘Acquisition’’). During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Purchaser acquired additional CAG shares for $473 million and $33 million, respectively, including direct acquisition costs of $4 million and less than $1 million, respectively. The additional CAG shares were acquired pursuant to either i) the mandatory offer (See Note 2) which commenced in September 2004 and has been extended such that it will expire on April 1, 2006, unless further extended or ii) the acquisition of additional CAG shares as described below.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the ‘‘Domination Agreement’’) between CAG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG shares from the minority shareholders of CAG in return for payment of fair cash compensation. The amount of this fair cash compensation was determined to be €41.92 per share, plus interest, in accordance with applicable German law. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG shares. Any minority shareholder who elects not to sell its shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per share for a full fiscal year. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the year ended December 31, 2005 and the nine months ended December 31, 2004, a charge of €19 million ($22 million) and €6 million ($8 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. As a result of the acquisition of CAG shares during 2005, the remaining liability at December 31, 2005 to be paid in 2006 for CAG's 2005 fiscal year is €3 million ($4 million).

Beginning October 1, 2004, under the terms of the Domination Agreement, the Purchaser, as the dominating entity, among other things, is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity, on a non-consolidated basis, at the end of the fiscal year when the loss was incurred. This obligation to compensate CAG for annual losses will apply during the entire term of the Domination Agreement.

There is no assurance that the Domination Agreement will remain operative in its current form. If the Domination Agreement ceases to be operative, the Company will not be able to directly give instructions to the CAG board of management. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009. However, irrespective of whether a domination agreement is in place between the Company and CAG, under German law CAG is effectively controlled by the Company because of the Company's more than 95% ownership of the outstanding CAG shares. The Company does have the ability, through a variety of means, to utilize its controlling rights to, among other things, (1) cause a domination agreement to become operative; (2) use its ability, through its more than 95% voting power at any shareholders' meetings of CAG, to elect the shareholder representatives on the supervisory board and to thereby effectively control the appointment and removal of the members of the CAG board of management; and (3) effect all decisions that a majority shareholder who owns more than 95% is permitted to make under German law. The controlling rights of the Company constitute a controlling financial interest for accounting purposes and result in the Company being required to consolidate CAG as of the date of acquisition. In addition as long as the Domination Agreement remains effective, the Company is entitled to give instructions directly to the management board of CAG, including, but not limited to, instructions that are disadvantageous to CAG, as long as such disadvantageous instructions benefit the Company or the companies affiliated with either the Company or CAG.

The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. During August 2004, nine actions were brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Company joined the proceedings via a third party intervention in support of CAG. Among other things, these actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders.

Twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting approving the Domination Agreement and a change in CAG’s fiscal year. In conjunction with the acquisition of 5.9 million ordinary shares of CAG from two shareholders in August 2005, two of those lawsuits were withdrawn.

If legal challenges of the Domination Agreement by dissenting shareholders of CAG are successful, some or all actions taken under the Domination Agreement, including the transfer of Celanese Americas Corporation (‘‘CAC’’), an indirect subsidiary of CAG, (see Organizational Restructuring below for discussion regarding CAC's transfer) may be required to be reversed and the Company may be required to compensate CAG for damages caused by such actions, which could have a material impact on the Company’s financial position, results of operations and cash flows.

Acquisition of Additional CAG Shares

On August 24, 2005, the Company acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). The Company also paid to such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders' resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the domination and profit and loss transfer agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Company paid the aggregate consideration of €314 million ($384 million) for the additional CAG shares using available cash.

The Company also made a limited offer to purchase from all other shareholders any remaining outstanding CAG shares for €51 per share (plus interest on €41.92 per share) against waiver of the shareholders’ rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the September 2004 mandatory offer of €41.92 per share, were entitled to claim the difference between the increased offer and the mandatory offer. The limited offer period ran from August 30, 2005 through September 29, 2005, inclusive. For shareholders who did not accept the limited offer on or prior to the September 29, 2005 expiration date, the terms of the original mandatory offer continue to apply. The mandatory offer will remain open for two months following final resolution of the award proceedings (Spruchverfahren) by the German courts.

As of December 31, 2005 and 2004, the Company's ownership interest in CAG was approximately 98% and 84%, respectively. On November 3, 2005, the Company’s Board of Directors approved commencement of the process for effecting a squeeze-out of the remaining shareholders, as defined below.

Squeeze-Out

Because the Company owns shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, the Company has decided to exercise its right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the ‘‘Squeeze-Out’’). The Squeeze-Out will require the approval by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If the Company is successful in effecting the Squeeze-Out, the Company must pay the then remaining minority shareholders of CAG fair

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash compensation, in exchange for their shares. The amount of the fair cash compensation per share may be equal to, higher or lower than the tender offer price or the fair cash compensation offered pursuant to the Domination Agreement. The amount to be paid to the minority shareholders as fair cash compensation in exchange for their CAG shares in connection with the Squeeze-Out will be determined on the basis of the fair value of CAG, determined by the Company in accordance with applicable German legal requirements, as of the date of the applicable resolution of CAG's shareholders’ meeting, and examined by a duly qualified auditor chosen and appointed by the Frankfurt District Court (Landgericht).

The Squeeze-Out would require approval by the shareholders of CAG. While it is expected that the Company will have the requisite majority in such meeting to assure shareholder approval of such measures, minority shareholders, irrespective of the size of their shareholding, may, within one month from the date of any such shareholder resolution, file an action with the court to have such resolution set aside. While such action would only be successful if the resolution were passed in violation of applicable laws and cannot be based on the unfairness of the amount to be paid to the minority shareholders, a shareholder action may substantially delay the implementation of the challenged shareholder resolution pending final resolution of the action. If such action proved to be successful, the action could prevent the implementation of the Squeeze-Out. Accordingly, there can be no assurance that the Squeeze-Out can be implemented timely or at all.

    Organizational Restructuring

In October 2004, Celanese Holdings and certain of its subsidiaries completed an organizational restructuring (the ‘‘Organizational Restructuring’’) pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of CAC from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to BCP Caylux Holdings Luxembourg S.C.A (‘‘BCP Caylux’’), which resulted in BCP Caylux owning 100% of the equity of CAC and, indirectly, all of its assets, including subsidiary stock. This transfer was affected by CAG selling all outstanding shares in CAC for a €291 million note. This note eliminates in consolidation.

Following the transfer of CAC to BCP Caylux, (1) Celanese Holdings contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal US Holdings Corp. (‘‘BCP Crystal’’) in exchange for all outstanding capital stock of BCP Crystal and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the senior subordinated notes. BCP Crystal, at its discretion, may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, BCP Crystal holds 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the CAG shares held by the Purchaser and all of the wholly owned subsidiaries of the Company that guarantee BCP Caylux's obligations under the senior credit facilities to guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 (See Note 16) on an unsecured senior subordinated basis.

2.    Acquisition of CAG

Original Acquisition of CAG

As described further in Note 1, in April 2004, the Purchaser, a consolidated subsidiary of the Company, acquired financial control of CAG. The Company has allocated the purchase price on the basis of its current estimate of the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed on the Effective Date were reflected at fair value for the approximate 84% portion acquired and at historical basis for the remaining minority interest of approximately 16%. Upon completion of the Organizational Restructuring, the assets acquired and liabilities assumed of CAC

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are reflected at fair value for the 100% portion acquired. The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill. The purchase price allocation was as follows:

As of April 1, 2004
(in $ millions)
Current assets:
Cash and cash equivalents	93
Receivables	1,468
Inventories	568
Other current assets.	125
Investments	777
Property plant and equipment	1,726
Other non-current assets	518
Intangible assets	433
Goodwill	747
Total assets acquired	6,455
Current liabilities:
Short-term borrowings and current installments of long-term debt	279
Accounts payable and accrued liabilities	599
Other current liabilities	1,166
Long term debt	306
Benefit obligations	1,370
Other long term liabilities	558
Total liabilities assumed	4,278
Minority interest	451
Net assets acquired	1,726

Cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities and other current liabilities were stated at their historical carrying values, which approximates fair value, given the short term nature of these assets and liabilities.

The estimated fair value of inventory, as of the Effective Date, was calculated based on management's computations. The consolidated statement of operations for the nine months ended December 31, 2004 includes $53 million in cost of sales representing the capitalized manufacturing profit in inventory on hand as of the Effective Date. The capitalized manufacturing profit was recorded in purchase accounting and the inventory was subsequently sold during the nine months ended December 31, 2004.

Deferred income taxes were provided in the consolidated balance sheet based on the Company's estimate of the tax versus book basis of the assets acquired and liabilities assumed. Valuation allowances were established against those assets for which realization is not likely, primarily in the U.S. (See Note 21).

The Company's estimate of pension and other postretirement benefit obligations were reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value.

The Company's estimates of the fair values of property, plant and equipment, customer and vendor contracts, other intangible assets, debt, cost and equity method investments and other assets and liabilities were reflected in the Company's financial statements as of the Effective Date. The estimated remaining useful lives of the CAG property, plant and equipment and intangible assets acquired are as follows:

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Land improvements	1-20 years
Buildings and building improvements	1-30 years
Machinery and equipment	1-20 years
Trademarks and tradenames	Indefinite
Customer related intangible assets	5-11 years
Developed technology	1-11 years

In connection with the Acquisition, at the acquisition date, the Company began implementing plans to exit or restructure certain activities. The Company has recorded liabilities of $60 million, primarily for employee severance and related costs in connection with the plan, as well as approving the continuation of all existing Predecessor restructuring and exit plans.

The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•	leading market position as a global producer of acetic acid and the world's largest producer of vinyl acetate monomer.

•	competitive cost structures, which are based on economies of scale, vertical integration, technical know-how and the use of advanced technologies.

•	global reach, with major operations in North America, Europe and Asia and its extensive network of ventures, is a competitive advantage in anticipating and meeting the needs of its global and local customers in well-established and growing markets, while its geographic diversity mitigates the potential impact of volatility in any individual country or region.

•	broad range of products into a variety of different end-use markets, which helps to mitigate the potential impact of volatility in any individual end-use market.

Other considerations affecting the value of goodwill included:

•	the potential to reduce production and raw material costs further through advanced process control projects that will help to generate significant savings in energy and raw materials while increasing yields in production units.

•	the potential to increase the Company’s cash flow further through increasing productivity, managing trade working capital, receiving cash dividends from its ventures and continuing to pursue cost reduction efforts.

•	the ability of the assembled workforce to continue to deliver value-added solutions and develop new products and industry leading production technologies that solve customer problems.

•	the potential to optimize the value of the Company’s portfolio through divestitures, acquisitions and strategic investments that enable the Company to extend its global market leadership position and focus on businesses in which it can achieve market, cost and technology leadership over the long term.

•	the application of purchase accounting, particularly for items such as pension and other postretirement benefits and restructuring activities for which significant reserve balances were recorded.

Acquisition of Additional CAG Shares

Upon the acquisition of the additional CAG shares during the second half of 2005 (See Note 1), the assets and liabilities of CAG were adjusted in the consolidated financial statements to fair value for the additional 14% acquired. The primary amounts allocated to assets and liabilities related to the additional ownership percentage acquired resulted in an increase in inventory of $8 million, which was subsequently charged to cost of goods sold, an increase in property, plant and equipment of $15 million, an increase in

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intangible assets of $65 million and a decrease in goodwill of $54 million, attributable to the carrying value of the minority interest acquired being greater than the price paid.

Pro Forma Information

The following pro forma information for the years ended December 31, 2005, 2004 and 2003 was prepared as if the Acquisition and the subsequent acquisition of additional CAG shares during 2005 had occurred as of the beginning of such period:

	Year Ended December 31,
	2005	2004	2003
	(in $ millions)
Net sales	6,070	4,962	4,485
Operating profit	568	217	128
Net earnings (loss)	338	(16)	1

Pro forma adjustments include adjustments for (1) purchase accounting, including (i) the application of purchase accounting to pension and other postretirement obligations (ii) the application of purchase accounting to property, plant and equipment and intangible assets, (2) adjustments for items directly related to the transaction, including (i) the impact of the additional pension contribution, (ii) the Advisor monitoring fee (See Note 28), (iii) fees incurred by the Company related to the Acquisition, and (iv) adjustments to interest expense to reflect the Company's capital structure as a result of the Acquisition including the reversal of $71 million of accelerated amortization expense of deferred financing costs recorded in the year ended December 31, 2004, and (3) corresponding adjustments to income tax expense.

The pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition occurred as of the beginning of the periods presented, nor is it necessarily indicative of future results.

3.    Celanese Corporation, the ultimate parent of Celanese Holdings, Initial Public Offering and Concurrent Financings

In January 2005, Celanese Corporation, the ultimate parent of Celanese Holdings, completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. Celanese Corporation contributed $572 million of the net proceeds to the Company, through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company's senior subordinated notes, which includes an early redemption premium of $51 million.

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million floating rate term loan, which excludes a $4 million early redemption premium, and $200 million of which was used as the primary financing for the February 2005 acquisition of Vinamul (See Notes 6 and 16). Additionally, the amended and restated senior credit facilities included a $242 million delayed draw term loan, which expired unutilized in July 2005.

In April and May 2005, the Company declared and paid $578 million of the net proceeds to its ultimate parent, Celanese Corporation, through Crystal US Holdings 3 L.L.C., in the form of a dividend.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Summary of Accounting Policies

•	Consolidation principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control as well as variable interest entities where the Company is deemed the primary beneficiary (See Note 5). All significant intercompany accounts and transactions have been eliminated in consolidation.

•	Business combinations

Upon closing an acquisition, the Company estimates the fair values of assets and liabilities acquired and consolidate the acquisition as soon as practicable. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the purchase price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to the Company’s standards, it is often several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised and finalized within twelve months of an acquisition.

•	Estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. The more significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs and other special (charges) gains, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities, and loss contingencies. Actual results could differ from those estimates.

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

Upon Acquisition, the Predecessor changed its inventory valuation method of accounting for its U.S. subsidiaries from the last-in, first-out or LIFO method to the first-in, first-out method or FIFO method to be consistent with the Successor's accounting policy. This change will more closely represent the physical flow of goods resulting in ending inventory which will better represent the current cost of the inventory and the costs in income will more closely match the flow of goods. The financial statements of the Predecessor have been adjusted for all periods presented to reflect this change. The impact of this change on the Predecessor's reported net earnings and earnings per share for the three months ended March 31, 2004 and the year ended December 31, 2003 is as follows:

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessor
	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions, except per share data)
Net earnings prior to restatement	67	147
Change in inventory valuation method	17	1
Income tax effect of change	(6)	—
Net earnings as restated	78	148
Basic earnings per share:(1)
Prior to restatement	1.36	2.97
Change in inventory valuation method, net of tax	0.22	0.02
As restated	1.58	2.99
Diluted earnings (loss) per share:(1)
Prior to restatement	1.35	2.97
Change in inventory valuation method, net of tax	0.22	0.02
As restated	1.57	2.99

(1)	Per-share data are based on weighted average shares outstanding in each period.

•	Investments in marketable securities

The Company has classified its investments in debt and equity securities as ‘‘available-for-sale’’ and has reported those investments at their fair or market values in the balance sheet as Other assets. Unrealized gains or losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a component of Accumulated other comprehensive income (loss) until realized. The cost of securities sold is determined by using the specific identification method.

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

•	Investments and equity in net earnings of affiliates

Accounting Principles Board (‘‘APB’’) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, stipulates that the equity method should be used to account for investments whereby an investor has ‘‘the ability to exercise significant influence over operating and financial policies of an investee’’, but does not exercise control. APB Opinion No. 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, which was issued to clarify the criteria for applying the equity method of accounting to 50% or less owned companies, lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20% ownership and can not exercise significant influence or control are accounted for under the cost method (See Note 10).

In accordance with SFAS No. 142, the excess of cost over underlying equity in net assets acquired is no longer amortized.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. See ‘‘Impairment of property, plant and equipment’’ for explanation of the methodology utilized.

•	Property, plant and equipment

Property, plant and equipment are capitalized at cost. Depreciation is calculated on a straight-line basis, generally over the following estimated useful lives of the assets.

Land Improvements	20 years
Buildings and Building Improvements	30 years
Machinery and Equipment	20 years

Assets acquired in business combinations are recorded at their fair values and depreciated over the assets’ remaining useful lives or the Company’s policy lives, whichever is shorter. Effective January 1, 2005, the Company revised the estimated useful lives of certain machinery and equipment purchased subsequent to that date. The asset depreciation lives of machinery and equipment that were previously ten years were increased to twenty years and the useful lives of buildings and building improvements increased from ten to thirty years.

Leasehold improvements are amortized over ten years or the remaining life of the respective lease considering renewals that are reasonably assured, whichever is shorter.

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

Impairment of property, plant and equipment – the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques. Impairment of property, plant and equipment to be disposed of is determined in a similar manner, except that fair value is reduced by the costs to dispose of the assets (See Note 11).

•	Goodwill and other intangible assets

Patents, customer related intangible assets and other intangibles with finite lives are amortized on a straight-line basis over their estimated economic lives. The weighted average amortization period is 8.5 years. The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (‘‘goodwill’’) and other intangible assets with indefinite useful lives are not amortized, but rather tested for impairment, at least annually. The Company tests for impairment during the third quarter of its fiscal year using June 30 balances.

Impairment of goodwill and other intangible assets – the Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit's assets and liabilities are fair valued. To the extent that the reporting unit's carrying value of goodwill exceeds its implied fair value of goodwill, impairment exists and must be recognized. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques.

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

The Company assesses the recoverability of intangible assets with finite lives in the same manner as for property, plant and equipment. See ‘‘Impairment of property, plant and equipment’’.

•	Financial instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments (See Note 24). As a matter of principle, the Company does not use derivative financial instruments for trading purposes. The Company has been party to interest rate swaps as well as foreign currency forward contracts in the management of its interest rate and foreign currency exchange rate exposures. The Company generally utilizes interest rate derivative contracts in order to fix or limit the interest paid on existing variable rate debt. The Company utilizes foreign currency derivative financial instruments to eliminate or reduce the exposure of its foreign currency denominated receivables and payables, which includes the Company's exposure on its dollar denominated intercompany net receivables and payables held by euro denominated entities. Additionally, the Company has utilized derivative instruments to reduce the exposure of its commodity prices and stock compensation expense.

The Company also uses derivative and non-derivative financial instruments that may give rise to foreign currency transaction gains or losses, to hedge the foreign currency exposure of a net investment in a foreign operation. The effective portion of the gain or loss on the derivative and the foreign currency gain or loss on the non-derivative financial instrument is recorded as a currency translation adjustment in Accumulated other comprehensive income (loss).

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

Gains and losses on derivative instruments as well as the offsetting losses and gains on the hedged items are reported in earnings in the same accounting period. Gains and losses relating to the ineffective portion of hedges are recorded in Other income (expense), net. Foreign exchange contracts designated as

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedges for anticipated exposures are accounted for as cash flow hedges. The effective portion of unrealized gains and losses associated with the contracts are deferred as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions affect earnings. Derivative instruments that are not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings.

The Company's risk management policy for the majority of its natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. As of December 31, 2005 and 2004, there were no derivative contracts outstanding related to raw materials. In 2003, there were forward contracts covering approximately 35% of the Predecessor’s Chemical Products segment North American requirements. Management regularly assesses its practice of purchasing a portion of its commodity requirements forward and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. The fixed price natural gas forward contracts and any premium associated with the purchase of a price cap are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap or cap contracts correlate to the actual purchases of the commodity and have the effect of securing or limiting predetermined prices for the underlying commodity. Although these contracts were structured to limit exposure to increases in commodity prices, certain swaps may also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. These cash-settled swap contracts were accounted for as cash flow hedges. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. The effective portion of unrealized gains and losses associated with the cash-settled swap contracts are deferred as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions affect earnings.

The Predecessor selectively used call options to offset some of the exposure to variability in expected future cash flows attributable to changes in its stock price related to its stock appreciation rights plans. The options are designated as cash flow hedging instruments. The Predecessor excluded the time value component from the assessment of hedge effectiveness. The change in the call option's time value was reported each period in interest expense. The intrinsic value of the option contracts was deferred as a component of Accumulated other comprehensive income (loss) until the compensation expense associated with the underlying hedged transactions affected earnings.

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

The Company capitalizes direct costs incurred to obtain debt financings and amortizes these costs using the straight-line method over the terms of the related debt. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed. For the year ended December 31, 2005 and the nine months ended December 31, 2004, the Successor recorded amortization of deferred financing costs, which is classified in Interest expense, of $26 million and $79 million, respectively, of which $17 million and $71 million, respectively, related to accelerated amortization of deferred financing costs. As of December 31, 2005 the Company has $45 million of net deferred financing costs included within long term other assets. As of December 31, 2004, the Company had $93 million of net deferred financing costs included within long term other assets.

•	Environmental liabilities

The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company’s operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. All other fees are expensed as incurred. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure in the notes to the consolidated financial statements if the contingency is considered material. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Environmental liabilities for which the remediation period is fixed and associated costs are readily determinable are recorded at their net present value. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.

An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. There are no pending insurance claims for any environmental liability that are expected to be material. The measurement of environmental liabilities is based on a range of management’s periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company uses its best estimate within the range to establish its environmental reserves. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur. See Note 18 to the consolidated financial statements.

•	Legal Fees

The Company accrues for legal fees related to litigation matters when the costs associated with defending these matters can be reasonably estimated and are probable of occurring. All other legal fees are expensed as incurred.

•	Revenue recognition

The Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products, and provided that four basic criterion are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine revenue recognition criteria are not met for certain transactions, revenue recognition would be delayed until such time that the transactions become realizable and fully earned. Payments received in advance of revenue recognition are recorded as deferred revenue.

•	Stock-based compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), the Successor accounts for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), using an intrinsic value approach to measure compensation expense, if any.

For the three months ended March 31, 2004, and the year ended December 31, 2003, the Predecessor accounted for stock options and similar equity instruments under the fair value method, which requires compensation cost to be measured at the grant date based on the value of the award. The fair value of stock options is determined using the Black-Scholes option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility and the expected dividends of the underlying stock, and the risk-free interest rate over the expected life of the option. Compensation expense based on the fair value of stock options is recorded over the vesting period of the options and has been recognized in the Predecessor's consolidated financial statements. The CAG stock options did not contain changes in control provisions, which would have resulted in accelerated vesting, as a result of the Acquisition (See Note 22).

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense for stock appreciation rights, either partially or fully vested, is recorded based on the difference between the base unit price at the date of grant and the quoted market price of CAG's common stock on the Frankfurt Stock Exchange at the end of the period proportionally recognized over the vesting period and adjusted for previously recognized expense (See Note 22).

The following table illustrates the effect on net earnings (loss) and related per share amounts if the Successor had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Year Ended December 31, 2005	For the Nine Months Ended December 31, 2004
	Net Earnings (Loss)	Net Earnings (Loss)
	(in $ millions, except per share information)
Net earnings, available to common shareholders, as reported	267	(253)
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	1	—
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(9)	(6)
Pro forma net earnings available to common shareholders	259	(259)

The weighted-average fair value of the options granted during the year ended December 31, 2005 was estimated to be $5.28 per option, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected dividend yield	0.78%
Risk-free interest rate	4.0%
Expected stock price volatility	26.2%
Expected life (years)	7.5

See Note 5 for additional information.

•	Research and development

The costs of research and development are charged as an expense in the period in which they are incurred.

•	Insurance loss reserves

The Company has two wholly owned insurance companies (the ‘‘Captives’’) that are used as a form of self insurance for property, liability and workers compensation risks. One of the Captives also insures certain third party risks. The liabilities recorded by the Captives relate to the estimated risk of loss which is based on management estimates and actuarial valuations, and unearned premiums , which represent the portion of the third party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines. Total assets and liabilities for the Captives after elimination of all intercompany activity was $386 million and $238 million, respectively, as of December 31, 2005 and $496 million and $271 million, respectively, as of December 31, 2004. Included in total liabilities are third party reserves of $31 million and $63 million at December 31,

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005 and 2004, respectively. Third party premiums were $23 million, $29 million, $6 million and $25 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

•	Reinsurance receivables

The Captives enter into reinsurance arrangements to reduce their risk of loss. The reinsurance arrangements do not relieve the Captives from its obligation to policyholders. Failure of the reinsurers to honor their obligations could result in losses to the Captives. The Captives evaluate the financial condition of its reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies and to establish allowances for amounts deemed non-collectible.

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

Minority interests in the equity and results of operations of the entities consolidated by the Company are shown as a separate line item in the consolidated financial statements. The entities included in the consolidated financial statements that have minority interests are as follows:

	Ownership Percentage
	December 31, 2005	December 31, 2004
Celanese AG	98%	84%
InfraServ GmbH & Co. Oberhausen KG	98%	84%
Celanese Polisinteza d.o.o.	76%	73%
Synthesegasanlage Ruhr GmbH	50%	50%
Pemeas GmbH	0%	41%
Dacron GmbH	0%	0%

The Company has a 60% voting interest and the right to appoint a majority of the board of management of Synthesegasanlage Ruhr GmbH, which results in the Company controlling this entity and, accordingly, the Predecessor and Successor are consolidating this entity in their consolidated financial statements.

In December 2005, the Company sold the majority of its interests in its cyclo-olefin copolymer ("COC") business, which includes Dacron GmbH, as well as its common share interest in Pemeas GmbH. As such, these entities are no longer consolidated as of December 31, 2005. (See Note 6).

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Accounting for Sorbates Matters

On October 22, 1999, CAG was demerged from Hoechst AG (‘‘Hoechst’’). In accordance with the demerger agreement between Hoechst and CAG, CAG was assigned the obligation related to the Sorbates matters. However, Hoechst agreed to indemnify CAG for 80% of payments for such obligations. Expenses related to this matter are recorded gross of any such recoveries from Hoechst, and its legal successors, in the consolidated statement of operations. Recoveries from Hoechst, and its legal successors, which represent 80% of such expenses, are recorded directly to Shareholders' equity, net of tax, as a contribution of capital in the consolidated balance sheet.

•	Accounting for purchasing agent agreements

CPO Celanese Aktiengesell Schaft & Co. Procurment Olefin KG, Frankfurt Am Main (‘‘CPO’’), a subsidiary of the Company, acts as a purchasing agent on behalf of the Company, as well as third parties. CPO arranges sale and purchase agreements for raw materials on a commission basis. Accordingly, the commissions earned on these third party sales are classified as a reduction to Selling, general and administrative expense. Commissions amounted to $9 million, $6 million, $2 million and $8 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The raw material sales volume commissioned by CPO for third parties amounted to $880 million, $512 million, $149 million and $560 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

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

As a result of the Purchaser's acquisition of voting control of CAG, the Predecessor financial statements are reported in U.S. dollars to be consistent with Successor's reporting requirements. For CAG reporting requirements, the euro continues to be the reporting currency.

•	Reclassifications

The Company has reclassified certain prior period amounts to conform to current year’s presentation. The reclassifications had no effect on the consolidated statements of operations or Shareholders’ equity as previously reported.

•	Cash flows from discontinued operations (revised)

The Company has revised its presentation of cash flows related to discontinued operations. The cash flows of continuing operations and discontinued operations are presented together, with separate captions for the operating, investing and financing activities of discontinued operations. In prior periods, the Company presented the cash flows of discontinued operations within certain captions of operating, investing and financing cash flows together with those of continuing operations. Accordingly, the category totals for operating, investing and financing activities have not changed.

5.    Accounting changes and recent accounting pronouncements

During 2004, the Predecessor changed its inventory valuation method of accounting for its U.S. subsidiaries from the LIFO method to the FIFO method to conform with the Successor's accounting policy. The Predecessor’s financial statements have been restated for all periods presented to reflect this change (See Note 4).

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2003, and subsequently revised in December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and FIN No. 46 Revised (collectively ‘‘FIN No. 46’’). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, ‘‘Consolidation of Financial Statements’’ requiring the consolidation of certain variable interest entities (‘‘VIEs’’) which are defined as entities having equity that is not sufficient to permit such entity to finance its activities without additional subordinate financial support or whose equity holders lack certain characteristics of a controlling financial interest. The company deemed to be the primary beneficiary is required to consolidate the VIE. FIN No. 46 required VIEs that met the definition of a special purpose entity to be consolidated by the primary beneficiary as of December 31, 2003. For pre-existing VIEs that did not meet the definition of a special purpose entity, consolidation was not required until March 31, 2004. At December 31, 2003, upon adoption of FIN No. 46, the Predecessor did not identify any VIEs other than the VIE disclosed below. As of December 31, 2005, the Successor did not have any significant VIEs.

The Company had a lease agreement for its COC plant with Dacron GmbH. This entity was created primarily for the purpose of constructing and subsequently leasing the COC plant to the Company. This arrangement qualified as a VIE. Based upon the terms of the lease agreement and the residual value guarantee the Company provided to the lessors, the Company was deemed the primary beneficiary of the VIE. During the period the Company adopted FIN No. 46, the consolidation of this entity did not have a material impact on the Company's financial position, results of operations and cash flows. In December 2005, the Company sold the majority of its interest in COC.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Medicare Act’’) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (‘‘Medicare Part D’’) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 31, 2004, as permitted by FASB Staff Position (‘‘FSP’’) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company deferred accounting for the effects of the Act in the measurement of its Accumulated Postretirement Benefit Obligation ("APBO") and the effect to net periodic postretirement benefit costs. Specific guidance with respect to accounting for the effects of the Act was recently issued in FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and the Company has adopted the provisions of FSP No. 106-2 as of the Effective Date. The adoption of FSP No. 106-2 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the ‘‘so abnormal’’ criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of ‘‘normal capacity’’ and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently implementing SFAS No. 151 and does not believe that it will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation, which requires that the cost from all share-based payment transactions be recognized in the financial statements. SFAS No. 123 (R), Share Based Payment, (‘‘SFAS No. 123 (R)’’) requires companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. The adoption of SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company is allowed to select either of two alternative transition methods. Under the first method, the Modified Prospective Application method, SFAS 123 (R) applies to new awards and modified awards after the effective date, and to any unvested

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards as service is rendered on or after the effective date. Under the second method, the Modified Retrospective Application method, SFAS No. 123 (R) applies to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company plans to adopt SFAS No. 123 (R) using the Modified Prospective Application method. SFAS No. 123 (R) is effective beginning in the first quarter of 2006, and SFAS 123 (R) will apply to all outstanding and unvested option awards at adoption date. The Company has completed a preliminary evaluation of the effect of adoption of SFAS 123 (R). The adoption of SFAS 123 (R) is expected to increase Selling, general and administrative expenses by approximately $11 million in 2006 based upon options outstanding as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company is currently evaluating the potential impact of this statement and does not believe that it will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (‘‘FIN No. 47’’). FIN No. 47 provides guidelines as to when a company is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position, results of operations and cash flows.

6.	Acquisitions, divestitures and ventures

    Acquisitions:

•	On April 6, 2004, the Company acquired 84% of CAG. During 2005, the Company acquired an additional 14% of CAG (See Notes 1 and 2).

•	In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (‘‘ICI’’) for $208 million, in addition to direct acquisition costs of $9 million. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and the Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for fifteen years, and the pricing is based on market and other negotiated terms. The fair value of the supply contract was approximately $11 million and was recorded as deferred revenue to be amortized over the fifteen year life of the agreement. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Note 16). Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The net sales and operating profit (loss) of the Vinamul business included in the Company’s results of operations were $343 million and $(15) million, respectively, for the year ended December 31, 2005.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	In July 2005, the Company acquired Acetex Corporation (‘‘Acetex’’) for $270 million, in addition to direct acquisition costs of $16 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex has two primary businesses—its Acetyls business and its Specialty Polymers and Films business. The Acetyls business is operated in Europe and the Polymers and Film businesses are operated in North America. The Company acquired Acetex using existing cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The net sales and operating profit (loss) of the Acetex business included in the Company’s results of operations were $247 million and $(4) million, respectively, for the year ended December 31, 2005.

The following table presents the allocation of Vinamul and Acetex acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

	Vinamul	Acetex(1)
	(in $ million)
Cash	10	54
Inventories	24	79
Property, plant, and equipment	152	285
Goodwill	44	166
Intangible assets	22	62
Debt	—	(316)
Pensions liabilities	(34)	(28)
Other current assets/liabilities	(1)	(16)
Net assets acquired	217	286

(1)	Acetex purchase price allocation is preliminary. The Company expects to finalize the purchase price allocation by March 31, 2006.

    Ventures:

•	In August 2005, the Company and Hatco Corporation agreed to wind up Estech GmbH, its venture for neopropyl esters. The Company recorded an impairment charge of $10 million, included in Equity in net earnings of affiliates, related to this matter in the year ended December 31, 2005.

•	In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, which was named Pemeas GmbH. This venture was formed in order to advance the commercialization of the Company's fuel cell technology. Pemeas GmbH was considered a variable interest entity as defined under FIN No. 46. The Company was deemed the primary beneficiary of this variable interest entity and, accordingly, consolidated this entity in its consolidated financial statements. In the period the Company adopted FIN No. 46, the consolidation of this entity did not have a material impact on the Company's financial position or results of operations and cash flows. In December 2005, the Company sold its common stock interest in Pemeas GmbH, which resulted in the Company no longer being the primary beneficiary. The Company recognized a gain of less than $1 million related to this sale.

•	On October 1, 2003, Celanese AG and Degussa AG (‘‘Degussa’’) completed the combination of their European oxo businesses. The venture, European Oxo GmbH, consists of both companies' propylene-based oxo chemical activities. Celanese AG contributed net assets with a carrying value of $12 million for a 50% interest in the venture. Celanese AG retained substantially all the accounts receivable, accounts payable and accrued liabilities of its contributed business existing on September 30, 2003. In addition, Celanese AG and Degussa each have committed to fund the venture equally. Under a multi-year agreement, Degussa has the option to sell its share in

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

European Oxo GmbH to the Company at fair value beginning in January 2008. The Company has the option to purchase Degussa's share in the business at fair value beginning in January 2009. The Company's European oxo business is part of the Company 's Chemical Products segment. The Company reports its investment in European Oxo GmbH using the equity method of accounting.

Divestitures:

The following tables summarize the results of the discontinued operations for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003:

	Net Sales
	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Discontinued operations of Chemical Products	—	1	21	236
Discontinued operations of Acetate Products	43	82	25	118
Discontinued operations of Ticona	—	1	—	45
Total discontinued operations	43	84	46	399

	Operating Profit (Loss)
	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Discontinued operations of Chemical Products	—	—	(5)	(1)
Discontinued operations of Acetate Products	9	5	5	24
Discontinued operations of Ticona	—	—	—	—
Total discontinued operations	9	5	—	23

        2005

•	In October 2004, the Company announced plans to implement a strategic restructuring of its acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. As part of this restructuring, the Company announced its plans to discontinue its Acetate Products’ filament operations prior to December 31, 2005 and to consolidate its acetate flake and tow manufacturing operations. During the fourth quarter of 2005, the Company discontinued its filament operations. As a result of this action, the assets, liabilities, revenues and expenses related to the filament operations are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’).

•	In July 2005, in connection with the Vinamul transaction, the Company agreed to sell its emulsion powders business to ICI for approximately $25 million. This transaction includes a supply agreement whereby the Company will supply product to ICI for a period of up to fifteen years. In connection

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the sale, the Company reduced goodwill related to the acquisition of Vinamul by $6 million. Closing of the transaction occurred in September 2005. Net sales for the emulsion powders business for the nine months ended September 30, 2005 was $30 million and net earnings for the same period was $1 million.

•	In October 2005, the Company sold its Rock Hill, SC manufacturing facility for $4 million in cash. As a result the Company derecognized $12 million of asset retirement obligations and $7 million of environmental liabililties which were legally tranferred to the buyer, and recorded a gain of $23 million.

•	In December 2005, the Company sold its COC business to a venture of Japan's Daicel Chemical Industries Ltd. ("Daicel") and Polyplastics Co. Ltd. ("Polyplastics"). Daicel holds a majority stake in the venture with 55% interest and Polyplastics, which itself is a venture between the Company and Daicel, owns the remaining 45%. The transaction resulted in a loss of approximately $35 million.

        2003

•	In September 2003, the Predecessor and The Dow Chemical Company (‘‘Dow’’) reached an agreement for Dow to purchase the acrylates business of the Predecessor. This transaction was completed in February 2004 for a sales price of approximately $149 million, which resulted in a pre-tax gain of approximately $14 million in the three months ended March 31, 2004. Dow acquired the Predecessor's acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements, the Company provides certain contract manufacturing services to Dow, and Dow supplies acrylates to the Company for use in its emulsions production. Simultaneous with the sale, the Predecessor repaid an unrelated obligation of $95 million to Dow. The acrylates business was part of the Predecessor's Chemical business. As a result of this transaction, the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility as well as the gain recorded on the sale are reflected as a component of discontinued operations in the consolidated financial statements.

•	In December 2003, the Predecessor completed the sale of its nylon business line to BASF. The Predecessor received cash proceeds of $10 million and recorded a gain of $3 million. The transaction is reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Securities Available for Sale

At December 31, 2005 and 2004, the Company had $280 million and $303 million, respectively, of securities available for sale, which were included as a component of long-term and current Other assets. The Company's captive insurance companies and pension related trusts hold these securities for capitalization and funding requirements, respectively. The Successor recorded a net realized gain(loss) of $(2) million and $7 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recorded a net realized gain of $0 million and $3 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type at December 31, 2005 and 2004, were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(in $ millions)
At December 31, 2005
Debt securities
U.S. government	77	—	(3)	74
Foreign government	—	—	—	—
U.S. municipal	—	—	—	—
U.S. corporate	73	—	(1)	72
Total debt securities	150	—	(4)	146
Bank certificates of deposit	1	—	—	1
Equity securities	65	2	—	67
Mortgage-backed securities	63	—	(2)	61
Money markets deposits and other securities	5	—	—	5
	284	2	(6)	280

At December 31, 2004
Debt securities
U.S. government	47	—	(1)	46
Foreign government	1	—	—	1
U.S. municipal	1	—	—	1
U.S. corporate	120	—	(1)	119
Total debt securities	169	—	(2)	167
Bank certificates of deposit	10	—	—	10
Equity securities	37	—	(1)	36
Mortgage-backed securities	82	—	—	82
Money markets deposits and other securities	8	—	—	8
	306	—	(3)	303

Fixed maturities at December 31, 2005 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Fair Value
	(in $ millions)
Within one year(1)	23	23
From one to five years	67	66
From six to ten years	63	61
Greater than ten years	66	63
	219	213

(1)	Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

During 2005, the Company contributed $54 million to the pension related trusts as part of the Acquisition of Celanese and $9 million related to the demutualization of an insurance company. In addition, the Captives liquidated $75 million in debt securities to cash.

8.    Receivables, net

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Trade receivables – third party and affiliates	934	865
Reinsurance receivables	117	164
Other	368	514
Subtotal	1,419	1,543
Allowance for doubtful accounts – third party and affiliates	(16)	(22)
Net receivables	1,403	1,521

As of December 31, 2005 and 2004, the Company had no significant concentrations of credit risk since the Company's customer base is dispersed across many different industries and geographies.

9.    Inventories

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Finished goods	504	462
Work-in-process	26	25
Raw materials and supplies	131	117
Total inventories	661	604

As a result of the acquisition of Vinamul (See Note 6), the Company acquired inventory with a fair value of $24 million, which included $1 million in capitalized manufacturing profit in inventory. The inventory was sold prior to December 31, 2005.

As a result of the acquisition of Acetex (See Note 6), the Company acquired inventory with a fair value of $79 million, which included $4 million in capitalized manufacturing profit in inventory. The inventory was sold prior to December 31, 2005.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Investments

Equity Method

The Company’s equity investments and ownership interests are as follows:

		Ownership Percentage		Carrying Value		Share of Earnings (Loss)
		Successor		Successor		Successor		Predecessor
	Segment	As of December 31, 2005	As of December 31, 2004	As of December 31, 2005	As of December 31, 2004	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
				(in $ millions)
Estech GmbH & Co. KG	Chemical Products	51.0%	51.0%	—	—	(10)	(3)	—	(1)
European Oxo GmbH	Chemical Products	50.0%	50.0%	13	3	10	(5)	(3)	(2)
Erfei, A.I.E	Chemical Products	45.0%	—	1	—	—	—	—	—
Fortron Industries	Ticona	50.0%	50.0%	57	58	11	6	2	4
Korea Engineering Plastics Co., Ltd	Ticona	50.0%	50.0%	146	155	14	11	3	8
Polyplastics Co., Ltd	Ticona	45.0%	45.0%	179	202	24	17	7	15
InfraServ GmbH & Co. Gendorf KG	Other	39.0%	39.0%	23	25	4	3	1	1
InfraServ GmbH & Co. Höchst KG	Other	31.2%	31.2%	115	134	7	5	2	9
InfraServ GmbH & Co. Knapsack KG	Other	28.2%	27.0%	17	20	1	1	—	1
Sherbrooke Capital Health and Wellness, L.P.	Performance Products	10.0%	10.0%	4	3	—	1	—	—
Total				555	600	61	36	12	35

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Affiliates totals:
Net earnings	138	94	27	85
Successor/Predecessor’s share:
Net earnings	61	36	12	35
Dividends and other distributions	66	22	16	23

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Total assets	2,295	2,582
Total liabilities	1,183	1,346
Interests of others	679	754
Successor’s share of equity	433	482
Excess of cost over underlying equity in net assets acquired	122	118
Successor’s carrying value of investments	555	600

The Company accounts for its 10% ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

Cost Investments

The Company's investments accounted for under the cost method of accounting as of December 31, 2005 and 2004, respectively, are as follows:

	Successor		Successor
	Ownership % as of December 31, 2005	Ownership % as of December 31, 2004	Carrying Value As of December 31, 2005	Carrying Value As of December 31, 2004
			(in $ millions)
National Methanol Company (Ibn Sina)	25%	25%	54	54
Kunming Cellulose Fibers Co. Ltd.	30%	30%	15	15
Nantong Cellulose Fibers Co. Ltd	31%	31%	77	77
Zhuhai Cellulose Fibers Co. Ltd	30%	30%	15	15
InfraServ GmbH & Co. Wiesbaden KG	8%	18%	13	22
Other			46	50
Total			220	233

The Successor recognized $89 million and $33 million of dividend income from investments accounted for under the cost method for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized dividend income from investments accounted for under the cost method of $6 million and $53 million for the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively. The amounts are included within Other income (expense), net on the consolidated statement of operations.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Property, Plant and Equipment

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Land	56	41
Land improvements	52	49
Buildings	320	246
Machinery and equipment	1,883	1,703
Capitalized interest	19	9
Construction in progress	154	88
Property, plant and equipment, gross	2,484	2,136
Less: accumulated depreciation	(444)	(434)
Property, plant and equipment, net	2,040	1,702

Depreciation totaled $218 million, $140 million, $67 million and $271 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and year ended December 31, 2003, respectively.

Assets under capital leases, net of accumulated amortization, amounted to approximately $18 million and $5 million at December 31, 2005 and 2004, respectively.

Interest costs capitalized were $4 million, $4 million, $3 million and $3 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

As a result of the acquisitions of Vinamul and Acetex (See Note 6) the Company acquired property, plant and equipment with fair values of $152 million and $285 million, respectively. Additionally, property, plant and equipment increased by $15 million as a result of purchase accounting allocation related to the additional CAG shares purchased during 2005 (See Note 2).

In the first quarter of 2004, as part of the acrylates divestiture, the Predecessor entered into a site agreement with Dow to allow Dow to use certain property, plant, and equipment. As the agreement met the stipulations of a capital lease under EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, the Company reclassified $11 million related to property, plant and equipment into other long-term receivables.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Goodwill

	Chemical Products	Acetate Products	Ticona	Performance Products	Other	Total
	(in $ millions)
Predecessor
Carrying value of goodwill as of December 31, 2002	565	153	343	—	—	1,061
Finalization of purchase accounting adjustments	(24)	—	—	—	—	(24)
Exchange rate changes	27	8	—	—	—	35
Carrying value of goodwill as of December 31, 2003	568	161	343	—	—	1,072
Exchange rate changes	(2)	(1)	—	—	—	(3)
Carrying value of goodwill as of March 31, 2004	566	160	343	—	—	1,069

Successor
Carrying value of goodwill associated with the Acquisition as of December 31, 2004	193	180	290	84	—	747
Acquisition of CAG	(11)	8	(16)	(7)	—	(26)
Acquisition of Acetex	149	—	—	—	17	166
Acquisition of Vinamul	44	—	—	—	—	44
Exchange rate changes	5	—	11	2	—	18
Carrying value of goodwill as of December 31, 2005	380	188	285	79	17	949

Successor

As a result of the Acquisition and the Organizational Restructuring, the Company performed purchase price allocations and recorded goodwill of $747 million. (See Notes 1 and 2).

In connection with the acquisition of Vinamul (See Note 6), the Company has allocated the purchase price to assets acquired and liabilities assumed based on the estimate of their fair value. The excess of the purchase price over the amounts allocated to assets and liabilities is included in Goodwill, and was $44 million at December 31, 2005.

In connection with the acquisition of Acetex (See Note 6), the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed primarily based on the preliminary fair value of the business acquired. The excess of the purchase price over the amounts allocated to assets and liabilities is included in Goodwill, and is preliminarily estimated to be $166 million at December 31, 2005. The Company is in the process of finalizing the fair value of all assets acquired and liabilities assumed. The Company expects to finalize the purchase accounting for this transaction as soon as practical, but no later than March 31, 2006.

In connection with the acquisition of Acetex, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, and as of December 31, 2005, has not recorded any liabilities associated with these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs, and such amounts could be material.

During the year ended December 31, 2005, the Company decreased Goodwill by $26 million as a result of purchase accounting adjustments related to the Acquisition and the acquisition of additional

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CAG shares. Included in this adjustment is a $23 million increase to goodwill, and a corresponding increase to the Company’s minority interest liability primarily associated with the Organizational Restructuring that occurred in October 2004 (See Note 1). The Company also increased Goodwill by $5 million, net for various purchase accounting adjustments related to the original acquisition of CAG shares. As these represented immaterial adjustments, individually and in the aggregate, prior periods have not been restated. Also included in this adjustment is a $54 million decrease to goodwill associated with the additional CAG shares purchased based on the fair value of the assets and liabilities acquired (See Note 2).

13.	Intangible Assets

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Trademarks and tradenames	73	68
Customer related intangible assets	474	365
Developed technology	12	9
Covenants not to compete	11	—
Total intangible assets, gross	570	442
Less: accumulated amortization	(89)	(42)
Total intangible assets, net	481	400

Aggregate amortization expense charged against earnings for intangible assets with finite lives is as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Amortization expense	58	38	2	11

Estimated amortization expense for the succeeding five fiscal years is approximately $67 million in 2006, $65 million in 2007, $64 million in 2008, $61 million in 2009 and $52 million in 2010. The Company’s trademarks and tradenames have an indefinite life. Accordingly, no amortization is recorded on these intangible assets.

In connection with the acquisition of Vinamul and Acetex, the Company has identified intangible assets with an estimated value of $84 million, which were comprised primarily of customer related intangible assets. As the Company has not finalized Acetex’s purchase price allocation, this amount could change based on final valuations. In addition, other intangible assets may be identified. Additionally, Intangible assets increased by $65 million as a result of purchase accounting allocations related to the additional CAG shares purchased during 2005 (See Note 2).

In connection with the acquisition of Vinamul, the Company entered into a five-year non-compete agreement with ICI. The Company has assigned a fair value of $10 million to this agreement.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Other Current Liabilities

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Accrued salaries and benefits	159	206
Environmental liabilities (See Note 18)	25	25
Accrued restructuring (See Note 20)	44	68
Insurance loss reserves	125	115
Accrued legal	133	150
Other	298	324
Total other current liabilities	784	888

15.	Other Liabilities

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Environmental liabilities (See Note 18)	99	118
Insurance liabilities	87	144
Other	254	248
Total other liabilities	440	510

As of December 31, 2005 and 2004, estimated liabilities for asset retirement obligations were $54 million and $52 million, respectively, of which $52 million in 2005 and $46 million in 2004 is included as a component of other long-term liabilities included in the Other caption above. This amount primarily represents the Company's estimated future liability for site demolition and for various landfill closures and the associated monitoring costs at these operating sites.

Changes in asset retirement obligations are reconciled as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Balance at beginning of period	52	48	47	39
Additions	9	12	—	11
Accretion	4	1	1	2
Payments	(9)	(1)	(1)	(4)
Divestitures(1)	(12)	—	—	—
Purchase accounting adjustments	9	(9)	—	—
Revisions to cash flow estimates	—	(1)	1	(1)
Exchange rate changes	1	2	—	—
Balance at end of period	54	52	48	47

(1)	Relates to sale of the Rock Hill plant (See Note 6).

In accordance with FIN No. 47, the Company recognized conditional asset retirement obligations related to demolition and remediation activities at certain of its manufacturing sites. The affect of adopting FIN No. 47 was immaterial and is included within additions in the table above.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has identified but not recognized asset retirement obligations related to substantially all of its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, the Company currently plans on continuing operations at these facilities indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. In the event the Company considers plans to abandon or cease operations at these sites, an asset retirement obligation will be reassessed at that time. If certain operating facilities were to close, the related asset retirement obligations could significantly affect the Company’s results of operations and cash flows.

16.	Debt

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Short-term borrowings and current installments of long-term debt
Current installments of long-term debt	20	15
Short-term borrowings from Affiliates	135	128
Other	—	1
Total short-term borrowings and current installments of long-term debt	155	144
Long-term debt
Senior Credit Facilities:
Term loan facility	1,708	624
Revolving credit facility	—	—
Floating Rate Term Loan, due 2011	—	350
Senior Subordinated Notes 9.625%, due 2014	800	1,231
Senior Subordinated Notes 10.375%, due 2014	153	272
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2018	28	49
Other borrowings	29	—
Subtotal ..	2,923	2,731
Less: Current installments of long-term debt	20	15
Total long-term debt	2,903	2,716

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Accelerated amortization of deferred financing costs on early redemption and prepayment of debt	23	71	—	—
Premium paid on early redemption of debt	55	21	—	—
Other interest expense	244	147	6	49
Total interest expense	322	239	6	49

Senior Credit Facilities. As of December 31, 2005, the senior credit facilities consist of a term loan facility, a revolving credit facility and a credit-linked revolving facility. The term loan facility consists of commitments of $1,386 million and €273 million, both maturing in 2011.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In January 2005, the Company amended and restated its senior credit facilities and increased the term loan facility from $624 million to $1,750 million (including €275 million) and increased the revolving credit facility from $380 million to $600 million. As of December 31, 2005, $64 million of letters of credit have been issued under the revolving credit facility and $536 million remained available for borrowing.

In addition, the Company has a $228 million credit-linked revolving facility, which matures in 2009. The credit-linked revolving facility includes borrowing capacity available for letters of credit. As of December 31, 2005, there were $199 million of letters of credit issued under the credit-linked revolving facility and $29 million remained available for borrowing.

Substantially all of the assets of the Company, subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these facilities. The borrowings under the revolving senior credit facility bear interest at a rate equal to an applicable margin plus, at the borrower's option, either a base rate or a LIBOR rate. The applicable margin for a revolving facility borrowing under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case, subject to a step-down based on a performance test, as defined). In November 2005, the Company amended its senior credit facilities which lowered the margin over LIBOR on the U.S. dollar denominated portion of the term loan facility from 2.25% to 2.00%. In addition, a further reduction of the interest rate to LIBOR plus 1.75% is allowed if certain conditions are met.

BCP Crystal may voluntarily repay outstanding loans under the senior credit facility at any time without premium or penalty, other than customary ‘‘breakage’’ costs with respect to LIBOR loans.

Senior Subordinated Notes. During June and July 2004, the Company issued $1,225 million and €200 million in senior subordinated notes for proceeds of $1,475 million, which included $4 million in premiums. All of BCP Crystal’s U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal’s obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis. In February 2005, $521 million of the net proceeds of the offering of Celanese Corporation's Series A common stock were used to redeem a portion of the senior subordinated notes and $51 million was used to pay the premium associated with the redemption.

Other Financial Arrangements. In April 2004, the Company also borrowed $1,565 million under senior subordinated bridge loan facilities and Celanese Corporation issued mandatorily redeemable

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred stock totaling $200 million, and the Company used the proceeds from such bridge loan and the aforementioned preferred stock, along with equity contributions of $641 million (See Note 19), to fund the Acquisition. In June 2004, the Company used the proceeds from Celanese Corporation's initial offering of $1,000 million and €200 million (approximately $244 million) of senior subordinated notes, together with available cash and borrowings under a $350 million senior secured floating rate term loan to repay the senior subordinated bridge loan facilities, plus accrued interest, and to pay related fees and expenses. In addition, the Company borrowed $608 million under its senior credit facilities during 2004. These proceeds were used primarily to prepay acquired CAG debt of $235 million, which was scheduled to mature between 2005 and 2009, as well as to contribute, along with available cash, $409 million to the Company’s pension plans.

In the first quarter 2005, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of these proceeds, coupled with the proceeds from Celanese Corporation's initial public offering, were used to repay the senior subordinated notes, as previously described, and the $350 million floating rate term loan and related early redemption premiums of $4 million and $51 million, respectively. In addition, $200 million was used to finance the February 2005 acquisition of the Vinamul business (See Note 6).

As detailed in Note 6, in July 2005, the Company acquired Acetex for $270 million and assumed Acetex’s $247 million of net debt, which is net of cash acquired of $54 million. The Company caused Acetex to exercise its option to redeem its 10 7/8% senior notes due 2009 totaling $265 million. The redemption was funded primarily with cash on hand. The redemption price was $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005. On August 25, 2005, the Company repaid the remaining $36 million of assumed debt with available cash.

Covenants. The senior credit facilities are subject to prepayment requirements and contain covenants, defaults and other provisions. The senior credit facilities require BCP Crystal to prepay outstanding term loans, subject to certain exceptions, with:

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

The indentures governing the senior subordinated notes limit the ability of the issuers of such notes and the ability of their restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make other distributions or repurchase the respective issuer’s capital stock;

•	make investments;

•	enter into certain transactions with affiliates;

•	limit dividends or other payments by BCP Crystal’s restricted subsidiaries to it;

•	create liens or other pari passu on subordinated indebtedness without securing the respective notes;

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	designate subsidiaries as unrestricted subsidiaries; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior subordinated notes permit the issuers of the notes and their restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company to:

•	sell assets;

•	incur additional indebtedness or issue preferred stock;

•	repay other indebtedness (including the notes);

•	pay dividends and distributions or repurchase their capital stock;

•	create liens on assets;

•	make investments, loans guarantees or advances;

•	make certain acquisitions;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•	engage in certain transactions with affiliates;

•	amend certain material agreements governing BCP Crystal’s indebtedness;

•	change the business conducted by Celanese Holdings and its subsidiaries; and

•	enter into hedging agreements that restrict dividends from subsidiaries.

In addition, the senior credit facilities require BCP Crystal to maintain the following financial covenants: a maximum total leverage ratio, a maximum bank debt leverage ratio, a minimum interest coverage ratio and maximum capital expenditures limitation. The maximum consolidated net bank debt to Adjusted EBITDA ratio, as defined, previously required under the senior credit facilities, was eliminated when the Company amended the facilities in January 2005.

As of December 31, 2005, the Company was in compliance with all of the financial covenants related to its debt agreements.

The maturation of the Company’s debt, including short term borrowings, is as follows:

Total
(in $ millions)
2006	155
2007	29
2008	22
2009	40
2010	28
Thereafter(1)	2,784
Total	3,058

(1)	Includes $2 million purchase accounting adjustment to assumed debt.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Benefit Obligations

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

Defined benefit pension plans exist at certain locations in North America and Europe. As of December 31, 2005, the Company's U.S. qualified pension plan represented greater than 85% and 75% of Celanese's pension plan assets and liabilities, respectively. Independent trusts or insurance companies administer the majority of these plans. Actuarial valuations for these plans are prepared annually.

The Company sponsors various defined contribution plans in Europe and North America covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. Contributions to the defined contribution plans are based on specified percentages of employee contributions and they aggregated $12 million for the year ended December 31, 2005, $8 million for the nine months ended December 31, 2004, $3 million for the three months ended March 31, 2004 and $11 million for the year ended December 31, 2003.

In connection with the acquisition of CAG, the Purchaser agreed to pre-fund $463 million of certain pension obligations. During the nine months ended December 31, 2004, $409 million was pre-funded to the Company's pension plans. The Company contributed an additional $54 million to the non-qualified pension plan’s rabbi trusts in February 2005.

In connection with the Company's acquisition of Vinamul and Acetex, the Company assumed certain assets and obligations related to the acquired pension plans. The Company recorded liabilities of $128 million for these pension plans. Total pension assets acquired amounted to $85 million.

As part of a restructuring program announced in October 2004, the Company closed certain plants related to its acetate filament production and has consolidated its acetate flake and tow operations from five locations to three. This resulted in the reduction of nearly 600 U.S. employees triggering a plan curtailment. The curtailment resulted in an increase in the projected benefit obligation ("PBO") and a corresponding curtailment loss of $1 million for the U.S. pension plan during the year ended December 31, 2005.

Other postretirement obligations. Certain retired employees receive postretirement medical benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. Company employees in the U.S. who were 50 years of age as of January 1, 2001, are eligible to receive postretirement medical benefits, both pre-65 coverage and continued secondary coverage at age 65, provided that upon termination they are at least age 55 and have a minimum of 10 years of service. On January 1, 2001, the Predecessor eliminated continued postretirement medical coverage at age 65 for employees who were not age 50 on January 1, 2001 or were hired on or after January 1, 2001. This group of employees continues to be eligible for pre-65 postretirement medical coverage provided that upon termination they are at least age 55 and have a minimum of 10 years of service. Generally, the cost for coverage is shared between the Company and the employee, and is determined based upon completed years of service. Employees hired on or after January 1, 2006 are not eligible for any Company subsidized postretirement medical coverage.

In connection with the Company's acquisition of Vinamul and Acetex, the Company assumed certain assets and obligations related to the acquired entities’ postretirement benefit plans. The Company recorded liabilities of $24 million for these postretirement benefit plans.

In 2003, the U.S. postretirement medical plan was amended to introduce defined dollar caps for pre-1993 retirees. These changes were approved in June 2003 and resulted in a reduction in the APBO which was set up as a $67 million negative prior service cost base as these changes become effective July 1, 2004.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2003, the Medicare Act established a prescription drug benefit under Medicare known as ‘‘Medicare Part D.’’ As a result of this new federally funded benefit, the Company expects a reduction to the post-65 medical per capita claims cost in its postretirement plan. Accordingly, the Company treated the resulting $6 million reduction in APBO at July 1, 2004 as an actuarial gain. The introduction of the federal benefit reduced the Company's SFAS No. 106 net periodic benefit cost for the fiscal year ended December 31, 2004 by less than $1 million, due to lower service cost and interest cost, as well as amortization of the unrecognized net gain.

	Pension Benefits
	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of period	3,122	2,876
Service cost	40	30
Interest cost	181	131
Participant contributions	1	1
Plan amendments	(2)	—
Actuarial losses(1)	163	187
Acquisitions	128	1
Special termination benefits	1	—
Divestitures	—	(1)
Settlements	(12)	(2)
Benefits paid	(189)	(136)
Transfers	(1)	—
Curtailment	(1)	—
Foreign currency exchange rate changes	(24)	35
Projected benefit obligation at end of period	3,407	3,122

(1)	Primarily relates to change in discount rates.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Change in plan assets
Fair value of plan assets at beginning of period	2,486	1,995
Actual return on plan assets	201	171
Employer contributions	44	434
Participant contributions	1	1
Acquisitions	85	—
Settlements	(12)	(2)
Benefits paid	(189)	(136)
Foreign currency exchange rate changes	(13)	23
Fair value of plan assets at end of period	2,603	2,486
Funded status and net amounts recognized
Plan assets less than benefit obligation	(804)	(636)
Unrecognized prior service cost	(2)	—
Unrecognized actuarial loss	302	153
Unrecognized net transition obligation	—	1
Net amount recognized in the consolidated balance sheets	(504)	(482)
Amounts recognized in the accompanying consolidated balance sheets consist of:
Accrued benefit liability	(660)	(504)
Additional minimum liability(1)	156	22
Net amount recognized in the consolidated balance sheets	(504)	(482)

(1)	Amount shown net of tax in the consolidated statements of shareholders' equity (deficit). See Note 21 and the related tax associated with the additional minimum pension liability.

	Pension Benefits
	Successor
	As of December 31, 2005	As of December 31, 2004
Weighted-average assumptions used to determine benefit obligations
Discount rate:
U.S. plans	5.63%	5.88%
International plans	4.54%	5.50%
Combined	5.46%	5.85%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
International plans	3.26%	3.25%
Combined	3.81%	3.80%

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Postretirement Benefits
	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of period	421	417
Service cost	3	2
Interest cost	23	19
Participant contributions	15	10
Actuarial losses (gains)	(44)	15
Acquisitions	24	1
Curtailments	(3)	—
Benefits paid	(63)	(45)
Foreign currency exchange rate changes	1	2
Projected benefit obligation at end of period	377	421

	Postretirement Benefits
	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Change in plan assets
Fair value of plan assets at beginning of period	—	—
Company contributions	48	35
Participant contributions	15	10
Benefits paid	(63)	(45)
Fair value of plan assets at end of period	—	—
Funded status and net amounts recognized
Plan assets in excess of (less than) benefit obligation	(377)	(421)
Unrecognized prior service (benefit)	—	—
Unrecognized actuarial (gain) loss	(31)	15
Net amount recognized in the consolidated balance sheets	(408)	(406)

	Postretirement Benefits
	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Weighted-average assumptions used to determine benefit obligations
Discount rate:
U.S. plans	5.63%	5.88%
International plans	4.97%	5.68%
Combined	5.57%	5.86%

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets at the end of 2005 and 2004 were as follows:

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Projected benefit obligation	3,367	3,102
Accumulated benefit obligation	3,204	2,948
Fair value of plan assets	2,563	2,466

The accumulated benefit obligation for all defined benefit pension plans was $3,235 million and $2,964 million at December 31, 2005 and 2004, respectively.

The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

In 2003, the Predecessor changed the actuarial valuation measurement date for its Canadian pension and other postretirement benefit plans from September 30 to December 31. The net effect of this change was not material.

	Pension Benefits
	Successor		Predecessor
Components of net periodic benefit cost	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Service cost	40	30	9	36
Interest cost	181	131	40	171
Expected return on plan assets	(200)	(131)	(40)	(175)
Amortization of prior service cost	—	—	1	8
Recognized actuarial loss	1	2	6	16
Amortization of the unamortized obligation	—	—	—	(1)
Curtailment loss	2	—	—	—
Settlement loss	1	4	—	1
Special termination benefits	1	3	—	—
Change in measurement dates	—	—	—	(1)
Net periodic benefit cost	26	39	16	55

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
	Successor		Predecessor
Weighted-average assumptions used to determine net cost	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Discount rate:
U.S. plans	5.88%	6.25%	6.25%	6.75%
International plans	5.50%	6.00%	5.70%	6.30%
Combined	5.85%	6.20%	6.20%	6.70%
Expected return on plan assets:
U.S. plans	8.50%	8.50%	8.50%	9.00%
International plans	6.25%	7.35%	7.35%	7.10%
Combined	8.19%	8.40%	8.40%	8.85%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%	4.00%
International plans	3.25%	3.25%	3.25%	3.30%
Combined	3.80%	3.80%	3.80%	3.80%

On January 1, 2004, the Company’s health care cost trend assumption for U.S. postretirement medical plan's net periodic benefit cost was 11% per year grading down 1% per year to an ultimate rate of 5%. On January 1, 2005, the health care trend rate was 10% per year grading down 1% per year to an ultimate rate of 5%.

	Postretirement Benefits
	Successor		Predecessor
Components of net periodic benefit cost	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Service cost	3	2	1	2
Interest cost	23	19	6	27
Amortization of prior service cost (benefit)	—	(1)	(1)	(3)
Recognized actuarial loss	—	1	2	8
Curtailment gain	(1)	—	—	—
Change in measurement dates	—	—	—	1
Net periodic benefit cost	25	21	8	35

	Postretirement Benefits
	Successor		Predecessor
Weighted-average assumptions used to determine net cost	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Discount rate:
U.S. plans	5.88%	6.25%	6.25%	6.75%
International plans	5.68%	6.00%	6.00%	6.50%
Combined	5.86%	6.25%	6.25%	6.75%

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the pension obligations above are accrued liabilities relating to supplemental retirement plans for certain employees amounting to $235 million and $238 million as of December 31, 2005 and 2004, respectively. Pension expense relating to these plans included in net periodic benefit cost totaled $15 million, $11 million, $5 million and $18 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively. To fund these obligations, non-qualified trusts were established, included within other non-current assets, which held marketable securities valued at $181 million and $127 million at December 31, 2005 and 2004, respectively, and recognized income (loss), excluding appreciation of insurance contracts, of $6 million, $6 million, $(1) million and $3 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. In addition to holding marketable securities, the non-qualified trust holds investments in insurance contracts of $68 million as of December 31, 2005 and 2004, respectively. In 2005, the Successor contributed $9 million to these trusts from proceeds received from the demutualization of an insurance company. In 2003, the Predecessor contributed $18 million to these trusts from proceeds received from the demutualization of an insurance company. The gain associated with these proceeds was included within Other income (expense), net, in the consolidated statement of operations.

The asset allocation for the qualified U.S. defined benefit pension plan as of December 31, 2005 and 2004, respectively, and the target allocation ranges for 2006 by asset category is presented below. The fair value of plan assets for this plan was $2,222 million and $2,199 million as of December 31, 2005 and 2004, respectively. These asset amounts represent approximately 85% of the total pension assets at December 31, 2005 and 88% at December 31, 2004. The expected long-term rate of return on these assets was 8.5% at December 31, 2005 and 2004, respectively.

Plan assets did not include any investment in Celanese Corporation common shares during the periods presented.

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category – US	2006	2005	2004
Equity securities	55 - 75%	77%	73%
Debt securities	25 - 35%	22%	22%
Real estate and other	0 - 15%	1%	5%
Total		100%	100%

The asset allocation for the Canadian defined benefit pension plans as of December 31, 2005 and 2004, respectively, and the target allocation ranges for 2006 by asset category are presented below. The fair value of plan assets for these plans was $198 million and $146 million as of December 31, 2005 and 2004, respectively.

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category – Canada	2006	2005	2004
Equity securities	55 - 75%	59%	62%
Debt securities	25 - 45%	32%	30%
Real estate and other	0 - 6%	9%	8%
Total		100%	100%

The Company's postretirement benefit plans are unfunded.

The financial objectives of the qualified U.S. and Canadian pension plans are established in conjunction with a comprehensive review of each plan's liability structure. The Company’s asset allocation policy is based on a detailed asset/liability analysis. In developing investment policy and financial goals,

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consideration is given to the plan's demographics, the returns and risks associated with alternative investment strategies, and the current and projected cash, expense and funding ratios of the plan. A formal asset/liability mix study of the plan is undertaken every 3 to 5 years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, investment managers, developed and emerging markets, business sectors and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.

External investment managers are hired to manage the pension assets. An investment consultant assists with the screening process for each new manager hired. Over the long-term, the investment portfolio is expected to earn returns that exceed a composite of market indices that are weighted to match each plan's target asset allocation. Long-term is considered 3 to 5 years; however, incidences of underperformance are analyzed. The portfolio return should also (over the long-term) meet or exceed the return used for actuarial calculations in order to minimize future pension contributions and escalation in pension expense.

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

As a result of the $105 million contribution made to the German plans for the year ended December 31, 2004, the four largest German plans, for the first time, have pension plan assets. The asset allocation for the German defined benefit pension plans as of December 31, 2005, and the target allocation ranges for 2006 by asset category are presented below. The fair value of plan assets for these plans was $113 million and $118 million as of December 31, 2005 and 2004, respectively.

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category – Germany	2006	2005	2004
Equity securities	20 - 40%	34%	31%
Debt securities	60 - 80%	66%	69%
Total		100%	100%

Plan assets did not include any investment in Celanese Corporation’s common shares during the periods presented.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below reflects the pension benefits expected to be paid from the plan or from the Company's assets. The postretirement benefits represent the Company's share of the benefit cost. Expected contributions reflect amounts expected to be contributed to funded plans or expected to be paid out as benefit payments for the unfunded plans.

	Pension Benefits	Postretirement Benefits
Employer Contributions	(in $ millions)
2006 (projected)	39	39
Expected Benefit Payments
2006	193	39
2007	233	38
2008	192	36
2009	187	35
2010	187	34
2011-2015	1,079	152

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percent Increase	One Percent Decrease
	(in $ millions)
Effect on postretirement obligation	5	(5)

The effect of a one percent increase or decrease in the assumed health care cost trend rate would have less than a $1 million impact on service and interest cost.

The following table represents additional benefit liabilities and other similar obligations:

	Successor
	As of December 31, 2005	As of December 31, 2004
Other Obligations	(in $ millions)
Long-term disability	49	71
Other	9	19
Total	58	90

In 2004, Celanese Holdings amended its long-term disability plan to align the benefit levels with the retiree medical plan. As a result of this change, the employee contribution for the long-term disability medical coverage increased substantially for current participants in the disability plan. Subsequent to the adoption of the change, enrollment in the plan has been trending downward, with 20% of the participants declining coverage. Accordingly, the Company reduced the disability accrual by $9 million at December

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2005 as a result of the lower enrollment experience. In addition, medical claims assumptions were lowered to reflect actual plan experience and the percentage of long-term disability medical payments paid for by Medicare. This change lowered the long-term disability accrual by an additional $9 million.

18.	Environmental

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

For the year ended December 31, 2005 and for the nine months ended December 31, 2004, the Successor's worldwide expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and U.S. Superfund sites were $84 million and $66 million, respectively. The Predecessor's worldwide expenditures for the three months ended March 31, 2004 and the year ended December 31, 2003 were $22 million and $80 million, respectively. The Successor's capital project related environmental expenditures for the year ended December 31, 2005 and the nine months ended December 31, 2004, and the Predecessor's for the three months ended March 31, 2004 and the year ended December 31, 2003, included in worldwide expenditures, were $8 million, $6 million, $2 million and $10 million, respectively. Environmental reserves for remediation matters were $124 million and $143 million as of December 31, 2005 and 2004, respectively, which represents the Company’s best estimate.

Remediation – Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement between the Predecessor and Hoechst AG (‘‘Hoechst’’), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Predecessor. The Company provides for such obligations when the event of loss is probable and reasonably estimable.

For the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, the total remediation efforts charged to earnings before tax were $14 million, $3 million, $0 million and $0 million, respectively. These charges were offset by reversals of previously established environmental reserves due to favorable trends in estimates at unrelated sites of $10 million, $2 million, $2 million and $6 million during the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. In 2005, the Company also recorded a $7 million reduction to previously established environmental reserves due to the sale of the Rock Hill plant (See Note 6). Management believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company did not record any insurance recoveries related to these matters for the reported periods. There are no receivables for recoveries as of December 31, 2005 and 2004.

German InfraServs – On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies (‘‘InfraServs’’) were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company has manufacturing operations at three InfraServ locations in Germany: Oberhausen, Frankfurt am Main-Hoechst and Kelsterbach, and holds interests in the companies which own and operate the former Hoechst sites in Gendorf, Knapsack and Wiesbaden.

InfraServs are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ Partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $69 million and $81 million as of December 31, 2005 and 2004, respectively.

If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServs or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServs are owned partially by the Company, as noted below, and the remaining ownership is held by various other companies. The Company's ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner were as follows as of December 31, 2005:

Company	Ownership %	Liability %
InfraServ GmbH & Co. Gendorf KG	39.0%	10.0%
InfraServ GmbH & Co. Oberhausen KG	98.0%	96.0%
InfraServ GmbH & Co. Knapsack KG	27.0%	22.0%
InfraServ GmbH & Co. Kelsterbach KG	100.0%	100.0%
InfraServ GmbH & Co. Höchst KG	31.2%	40.0%
InfraServ GmbH & Co. Wiesbaden KG	7.9%	0.0%
InfraServ Verwaltungs GmbH	100.0%	0.0%

U.S. Superfund Sites – In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as ‘‘Superfund’’) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (‘‘PRP’’) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of December 31, 2005 and 2004, the Company had provisions totaling $15 million and $14 million, respectively, for U.S. Superfund sites and utilized $2 million, $2 million, less than $1 million and $1 million of these reserves during the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Additional provisions recorded during the year

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003 approximately offset these expenditures.

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

Hoechst Liabilities – In connection with the Hoechst demerger, Celanese agreed to indemnify Hoechst for the first €250 million (approximately $295 million) of future remediation liabilities for environmental damages arising from 19 specified divested Hoechst entities. As of December 31, 2005 and 2004, reserves of $33 million and $46 million, respectively, for these matters are included as a component of the total environmental reserves. As of December 31, 2005 and 2004, the Company, has made total cumulative payments of $41 million and $38 million, respectively. If such future liabilities exceed €250 million (approximately $295 million), Hoechst will bear such excess up to an additional €500 million (approximately $590 million). Thereafter, the Company will bear one-third and Hoechst will bear two-thirds of any further environmental remediation liabilities. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under this indemnification, the Company has not recognized any liabilities relative to this indemnification.

19.	Shareholders' Equity (Deficit)

Number of Shares Issued

See table below for share activity:

	Preferred Stock	Common Stock	Treasury Stock
Predecessor	(in whole shares)
As of December 31, 2002	—	50,058,476	4,731,893
Shares repurchased into treasury	—	(749,848)	749,848
Shares issued to Celanese AG Supervisory Board from treasury	—	12,840	(12,840)
As of December 31, 2003	—	49,321,468	5,468,901
As of March 31, 2004	—	49,321,468	5,468,901

Successor

The capital structure of the Company consists of one class of $0.01 par value ordinary shares. At December 31, 2005 and 2004, there was one share issued and outstanding to Crystal US Holdings 3 L.L.C., the Company's sole shareholder.

On July 1, 2004, the Company issued an additional $225 million in senior subordinated notes for proceeds of $232 million, including $1 million of accrued interest, and loaned $227 million of the proceeds to Celanese Corporation which in turn, paid certain third party obligations.

Additional Paid-in Capital

In connection with the demerger and pursuant to the Demerger Agreement executed and delivered by the Predecessor and Hoechst, the Predecessor assumed certain Hoechst’s businesses as well as certain

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contractual rights, including indemnifications. For the year ended December 31, 2005 and the nine months ended December 31, 2004, the Successor recorded $5 million and $3 million, respectively, increases in Additional paid-in capital related to recoveries due from Hoechst for the antitrust matters in the sorbates industry. During 2003, the Predecessor recorded a $44 million increase to Additional paid-in capital related to recoveries due from Hoechst for the antitrust matters in the sorbates industry (See Note 25).

During the year ended December 31, 2005, additional paid-in capital was increased by $1 million related to Celanese Corporation stock options that were subject to variable plan accounting. Also, Additional paid-in capital was increased by $1 million and $14 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively, related to Celanese Corporation's discounted share program. (See Note 22).

Funding for the Acquisition included an initial equity investment of $641 million from Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2 and Blackstone Capital Partners (Cayman) Ltd. 3 (collectively, ‘‘Blackstone’’) and BA Capital Investors Sidecar Fund, L.P. (and together with Blackstone, the ‘‘Original Shareholders’’).

During 2003, the Predecessor granted stock options totaling 0.1 million in accordance with SFAS No. 123, and recognized compensation expense for the fair value of these options. As a result, Additional paid-in capital increased by $1 million during the three months ended March 31, 2004 and $5 million in 2003 to reflect the amortization of the fair value of the stock options (See Note 22).

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss), which is displayed in the consolidated statement of shareholders' equity, represents net earnings (loss) plus the results of certain shareholders' equity (deficit) changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses on marketable securities, foreign currency translation, additional minimum pension liabilities and unrealized gains/losses on derivative contracts.

The after-tax components of Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Additional Minimum Pension Liability	Unrealized Gain/(Loss) on Derivative Contracts	Accumulated Other Comprehensive Income/ (Loss)
	(in $ millions)
Predecessor
Balance at December 31, 2002	6	(64)	(460)	(9)	(527)
Current-period change	4	307	12	6	329
Balance at December 31, 2003	10	243	(448)	(3)	(198)
Current-period change	7	(46)	—	—	(39)
Balance at March 31, 2004	17	197	(448)	(3)	(237)

Successor
Current-period change	(7)	7	(19)	2	(17)
Balance at December 31, 2004	(7)	7	(19)	2	(17)
Current-period change	3	5	(117)	—	(109)
Balance at December 31, 2005	(4)	12	(136)	2	(126)

Dividends

During 2005, the Company declared and paid dividends of $600 million to Celanese Corporation, its ultimate parent. These dividends were recorded to Additional paid-in-capital as the Company had an

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated deficit until the fourth quarter of 2005. Subsequent to December 31, 2005, the Company declared dividends aggregating $9 million to Celanese Corporation.

20.	Special (Charges) Gains

Special (charges) gains include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign the business operations, as well as costs incurred in connection with decisions to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with employees' representatives or individual agreements with affected employees, as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. The Company reassesses the reserve requirements to complete each individual plan under existing restructuring programs at the end of each reporting period. Actual experience may be different from these estimates.

The components of special (charges) gains for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and for the year ended December 31, 2003 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Employee termination benefits	(27)	(8)	(2)	(18)
Plant/office closures	(8)	(45)	—	(7)
Restructuring adjustments	—	3	—	6
Total Restructuring	(35)	(50)	(2)	(19)
Environmental related plant closures	(12)	—	—	—
Sorbates antitrust matters	—	—	—	(95)
Plumbing actions	34	1	—	107
Asset impairments	(25)	(32)	—	—
Other	(35)	(1)	(26)	2
Total special (charges) gains	(73)	(82)	(28)	(5)

2005

In connection with the completion of Celanese Corporation's initial public offering in January 2005, the Company amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid Blackstone Management Partners (the ‘‘Advisor’’) $35 million, which is included in other special (charges) gains in the table above. In addition, the Company also paid $10 million to the Advisor for the 2005 monitoring fee, which is included in Selling, general and administrative expense on the consolidated statement of operations (See Note 28).

Asset impairments primarily consists of revised estimates related to the Company’s decision to divest its COC business (See Note 6).

Special (charges) gains also includes charges related to a change in environmental remediation strategy related to the closure of the Edmonton methanol plant, as well as severance primarily associated with the same closure of $8 million and severance related to the relocation of corporate offices of $10 million.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These charges were offset by $34 million of income related to insurance recoveries associated with plumbing actions.

2004

Asset impairments primarily consists of the original impairment related to the Company’s decision to divest its COC business.

In October 2004, the Company announced plans to consolidate its tow production to fewer sites by 2007. In the third quarter of 2004, the Company recorded restructuring charges of $43 million related to asset impairment of the Company's acetate business. The restructuring is being implemented to increase efficiency, reduce overcapacity and to focus on products and markets that provide long-term value.

During the nine months ended December 31, 2004, the Company continued with its redesign initiatives. The Chemical Products segment recorded $4 million of severance and organizational redesign costs, which included $2 million related to the shutdown of an obsolete synthesis gas unit in Germany. Technical Polymers Ticona ("Ticona") recorded $6 million similarly for severance, relocation and employee related expenses, primarily associated with management's initiative to relocate the segment's administrative and research and development functions from Summit, New Jersey to Florence, Kentucky.

For the three months ended March 31, 2004, the Predecessor recorded special charges of $26 million for advisory services related to the Acquisition.

2003

In 2003, the Predecessor recorded income of $107 million related to insurance recoveries associated with the plumbing cases, partially offset by $95 million of expenses for antitrust matters in the sorbates industry, primarily related to a decision by the European Commission (See Note 25).

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the December 31, 2005, the December 31, 2004 and March 31, 2004 restructuring reserves were as follows:

	Employee Termination Benefits	Plant/Office Closures	Total
	(in $ millions)
Predecessor
Restructuring reserve at December 31, 2003	28	21	49
Restructuring additions	2	—	2
Cash and non-cash uses	(5)	(2)	(7)
Restructuring reserve at March 31, 2004	25	19	44

Successor
Restructuring reserve at April 1, 2004	25	19	44
Purchase accounting adjustments	51	—	51
Restructuring additions	8	45	53
Cash and non-cash uses	(14)	(49)	(63)
Other changes	—	(3)	(3)
Currency translation adjustments	2	2	4
Restructuring reserve at December 31, 2004	72	14	86
Currency translation adjustments	(2)	1	(1)
Restructuring additions	27	8	35
Cash and non-cash uses	(44)	(9)	(53)
Other changes	(2)	—	(2)
Restructuring reserve at December 31, 2005	51	14	65

Included in the above restructuring reserve of $65 million and $86 million at December 31, 2005 and 2004, respectively, are $21 million and $18 million, respectively, of long-term reserves included in Other liabilities.

In connection with the Acquisition, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company recorded purchase accounting liabilities of $60 million, $51 million of which is included in the table above, with the remaining $9 million recorded in Other current liabilities. These liabilities were primarily for employee severance and related costs in connection with the preliminary plan as well as approving the continuation of all existing Predecessor restructuring and exit plans.

21.	Income Taxes

As of the periods ended December 31, 2005 and 2004, the Company is headquartered in the U.S. Under U.S. tax law, U.S. corporations are subject to a 35% federal corporate income tax. In addition, U.S. corporations are generally subject to state income taxes at various rates based on location. The blended state income tax rate, after federal benefit, is approximately 2%.

For U.S. federal income tax purposes, the U.S. domiciled subsidiaries are members of a consolidated filing group with the parent, Celanese Corporation, as permitted by tax law. Tax expense and the tax effects of temporary differences below reflect amounts as if Celanese Holdings LLC were the parent of the federal group.

For the three months ended March 31, 2004 and for the year ended 2003, the Predecessor was headquartered in Germany. Under German tax law, German corporations are subject to both a corporate

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax and a trade income tax, the latter of which varies based upon location. The German corporate income tax rate in 2003 was 26.5%. Combined with a solidarity surcharge of 5.5% on the corporate tax, and the blended trade income tax rate after corporate tax benefit, the statutory tax rate in Germany was 41%.

For the three months ended March 31, 2004, the corporate rate was 25%. Combined with a solidarity surcharge of 5.5% on the corporate tax, and the blended trade income tax rate after corporate tax benefit, the statutory tax rate in Germany was 40%.

Deferred taxes are being provided at a 37% rate for the U.S. companies as of December 31, 2005. Deferred taxes are being provided on all other companies at the tax rate that will be in effect in the local tax jurisdictions at the time the temporary differences are expected to reverse.

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Earnings (loss) from continuing operations before income tax and minority interests:
U.S.	(29)	(86)	(9)	44
Germany	58	(117)	14	(28)
Other	399	89	62	156
Total	428	(114)	67	172
Provision (benefit) for income taxes:
Current:
U.S.	4	2	(2)	(74)
Germany	41	19	17	28
Other	55	36	7	35
Total current	100	57	22	(11)
Deferred:
U.S.	3	—	2	68
Germany	(43)	(12)	(5)	(8)
Other	(3)	25	(4)	(4)
Total deferred	(43)	13	(7)	56
Income tax provision	57	70	15	45

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income tax provision (benefit) for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003 determined by using the applicable U.S. statutory rate of 35% for the year and nine months ended December 31, 2005 and 2004, respectively, and the applicable German statutory rate of 40% for the three months ended March 31, 2004; and 41% for the year ended December 31, 2003, respectively, is as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Income tax provision (benefit) computed at statutory tax rates	150	(40)	27	70
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(31)	109	—	(7)
Equity income and dividends	12	10	(2)	5
Expenses not resulting in tax benefits	10	34	—	—
Subpart F income	12	4	1	4
U.S. tax rate differentials	—	—	—	(4)
Other foreign tax rate differentials	(104)	(43)	(19)	(37)
Valuation adjustments in subsidiaries	—	—	—	8
Change in statutory German trade tax rate	—	—	—	(3)
Adjustment for prior years taxes	—	—	—	7
State and other	8	(4)	8	2
Income tax provision	57	70	15	45

The effective tax rate for the year ended December 31, 2005 and the nine months ended December 31, 2004 was 13% and negative 61%, respectively. The effective tax rate for the three months ended March 31, 2004 and the year ended December 31, 2003 was 22% and 26%, respectively.

For the year ended December 31, 2005, and as compared to the statutory rate, the effective tax rate was favorably affected by unrepatriated low-taxed earnings, primarily in Singapore and Bermuda. The effective tax rate was also favorably affected by the reversal of valuation allowance on certain German deferred tax assets of $31 million, primarily net operating loss carryforwards, partially offset by increasing valuation allowances on losses in other countries. A valuation allowance is provided when it is more likely than not that a deferred tax asset, all or in part, will not be realized.

For the nine months ended December 31, 2004, and as compared to the statutory rate, the effective tax rate was unfavorably affected primarily by the application of full valuation allowances against post-acquisition net U.S. deferred tax assets, Canadian deferred tax assets due to post-acquisition restructuring and certain German deferred tax assets. The effective rate was also unfavorably affected by the non-recognition of tax benefits associated with acquisition related expenses. The unfavorable effects were partially offset by unrepatriated low taxed earnings, primarily in Singapore. In the nine months ended December 31, 2004, the Company finalized certain tax audits related to the pre-acquisition period which resulted in a reduction to Income taxes payable of approximately $113 million with a corresponding reduction to Goodwill.

The effective tax rate for the three months ended March 31, 2004 was based on a 24% annualized effective rate which was primarily attributable to projected unrepatriated low taxed earnings in Singapore.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The tax effects of the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Pension and postretirement obligations	393	372
Accrued expenses	103	104
Net operating loss and tax credit carryforwards(1)	457	350
Investments	(26)	(8)
Other	16	31
Subtotal	943	849
Valuation allowance(1)	(681)	(642)
Deferred tax assets	262	207
Depreciation and amortization	376	316
Interest	(11)	—
Inventory	8	12
Other	34	30
Deferred tax liabilities	407	358
Net deferred tax assets (liabilities)	(145)	(151)

(1)	Includes deferred tax asset valuation allowances primarily for the Company's deferred tax assets in the U.S., Mexico, France, Spain and certain Canadian entities, as well as other foreign jurisdictions. These valuation allowances relate to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable. Net operating loss and the related valuation as of December 31, 2004 was increased by $58 million due to a true-up of state net operating losses in 2005.

At December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $387 million, which will begin to expire in 2023. Of this amount, approximately $51 million relates to the pre-Acquisition period and is subject to significant limitation. The acquisition and corresponding tax law governing the utilization of acquired net operating losses triggered this limitation.

The Company has net operating loss carryforwards of approximately $482 million for Germany Mexico, France and other foreign jurisdictions with various expiration dates.

The U.S. net deferred tax assets as of March 31, 2004 were $475 million. As a result of the Acquisition, a full valuation allowance was applied against these net assets with a corresponding increase in Goodwill. In addition, there was approximately $70 million of valuation allowance associated with pre-acquisition net deferred tax assets in Mexico and Canada, as well as other foreign jurisdictions. Subsequent recognition of any tax benefit related to these temporary differences and/or certain pre-acquisition net operating losses will be a decrease to Goodwill.

The Company had U.S. capital loss carryforwards of $104 million, which expired in October 2004 and accordingly are not reflected in the 2004 deferred tax assets and valuation allowance amounts above.

Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries of approximately $478 million because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. In addition, the Company

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has not provided taxes on approximately $480 million of temporary differences attributable to investments in foreign subsidiaries and corporate ventures because such differences are essentially permanent in duration. It is not practical to determine the tax liability, if any, that would be payable if such amounts were not reinvested indefinitely or were not permanent in duration.

The American Jobs Creation Act of 2004 (the "Act"), which was signed into law in October 2004, introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This provision was applicable to the last tax year that began before the enactment date, or that begins in the one-year period beginning on the enactment date. The Company did not utilize this provision.

The income tax (benefit) expense for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003 was allocated to continuing operations and Accumulated other comprehensive income. The aggregate tax expense (benefit) amounts allocated to Accumulated other comprehensive income, for unrealized gains (losses) on securities, additional minimum pension liabilities and unrealized gains (losses) on derivative contracts was $(21) million, $(2) million, $2 million, and $11 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The income tax (benefit) expense associated with Accumulated other comprehensive income is dependent upon the tax jurisdiction in which the items arise and accordingly could result in an effective tax rate that is different from the overall consolidated effective income tax rate on the statement of operations.

22.	Stock-Based and Other Management Compensation Plans

In December 2004, Celanese Corporation approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees as well as other management incentive programs.

These plans allow for the issuance or delivery of up to 16.25 million shares of the Company's Series A common stock through stock options and a discounted share program. It is Celanese Corporation’s policy to grant options with an exercise price equal to the price of Celanese Corporation’s Series A common stock on the grant date. The options have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. Of the 12.1 million stock options outstanding as of December 31, 2005, 11.4 million are non-compensatory. The remaining 0.7 million options are subject to variable plan accounting. Compensation expense recorded by Celanese Holdings related to these options was approximately $1 million for the year ended December 31, 2005.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity related to the Celanese Corporation stock option program is presented in the table below (stock options in millions):

	Successor
	Year Ended December 31, 2005
	Number of Options (in millions)	Weighted− Average Grant Price in $
Outstanding at beginning of period	—	—
Granted	13	16.15
Exercised	—	—
Forfeited	(1)	(16.00)
Outstanding at end of period	12	16.15
Options exercisable at end of period	5	16.07
Weighted-average remaining contractual life (years)		9

In December 2004, Celanese Corporation granted rights to executive officers and key employees to purchase up to 1,797,386 shares of Series A common stock at a discount of $8.80 per share. As of December 31, 2005, 1,684,277 shares have been purchased. As a result of this discounted share offering, the Company recorded a pre-tax non-cash charge of $14 million, with a corresponding adjustment to Additional paid-in capital within shareholders' equity in the fourth quarter 2004. The Company recorded compensation expense associated with the discounted shares was approximately $1 million for the year ended December 31, 2005.

The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $165 million is subject to downward adjustment if the price of Celanese Corporation’s Series A common stock falls below the initial public offering price and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in Celanese Corporation with at least a 25% cash internal rate of return on their equity interest. During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Company recorded compensation expense of $1 million and $27 million, respectively, associated with this plan.

The Predecessor had multiple stock option plans, which resulted in the Predecessor granting 1.2 million CAG stock options during 2002 and 2003 to members of the Board of Management and key employees.

In accordance with SFAS No. 123, the fair value of the 1.1 million and 0.1 million options granted was $10 million and $1 million, respectively. The fair value of these options was recognized over the vesting period of two years. For the three months ended March 31, 2004 and the year ended December 31, 2003 the Predecessor recognized compensation expense of $2 million and $6 million, respectively, for these options in the consolidated statements of operations with a corresponding increase to Additional paid in capital within Shareholders' equity.

There were no CAG stock options outstanding as of December 31, 2005. There were 0.5 million CAG stock options outstanding as of December 31, 2004, all of which were exercised during 2005. There were 0.6 million CAG stock options exercised during 2004.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of the CAG options granted during the year ended December 31, 2003 was estimated to be €6.41 ($6.93) per option, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected dividend yield	1.70%
Risk-free interest rate	3.29%
Expected stock price volatility	42.00%
Expected life (years)	6

The Predecessor had multiple stock appreciation right plans. As a result, the Successor recorded expense associated with these plans of less than $1 million and less than $1 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recorded expense associated with these plans of $1 million and $59 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

23.	Leases

Total rent expense charged to operations under all operating leases was $93 million, $63 million, $21 million and $95 million for the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and for the year ended December 31, 2003, respectively. Future minimum lease payments under non-cancelable rental and lease agreements which have initial or remaining terms in excess of one year at December 31, 2005 are as follows:

	Capital	Operating
	(in $ millions)
2006	6	60
2007	5	40
2008	5	24
2009	4	19
2010	4	12
Later years	23	50
Sublease income	—	(4)
Minimum lease commitments	47	201
Less amounts representing interest	19
Present value of net minimum lease obligations	28

The related assets for capital leases are included in buildings and machinery and equipment in the consolidated balance sheet (See Note 11).

Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

24.	Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, to manage risks associated with interest rate, currency, certain raw material price and stock based compensation exposures. The Company does not use derivative financial instruments for speculative purposes.

Interest Rate Risk Management

The Company may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in the Company's outstanding debt by locking in borrowing rates to achieve a desired level

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of fixed/floating rate debt depending on market conditions. At December 31, 2005, the Company had interest rate swap agreements, designated as cash flows hedges, with a notional value of $300 million in place. At December 31, 2004, the Company had no interest rate swap agreements in place. The Predecessor had open interest rate swaps with a notional amount of $200 million at December 31, 2003. In the second quarter of 2004, the Successor recorded a loss of less than $1 million in Other income (expense), net, associated with the early termination of its $200 million interest rate swap. During 2003, the Predecessor recorded a loss of $7 million in Other income (expense), net, associated with the early termination of one of its interest rate swaps. The Successor recognized interest expense from hedging activities relating to interest rate swaps of $3 million and $1 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized net interest expense from hedging activities relating to interest rate swaps of $2 million and $11 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Predecessor recorded a net gain (loss) of less than ($1) million and $2 million in Other income (expense), net of the ineffective portion of the interest rate swaps, during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

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

In June 2004, as part of its currency risk management, the Company entered into a cross currency swap with certain financial institutions. Under the terms of the swap arrangement, the Company will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15 (with interest for the first period prorated). Upon maturity of the swap agreement in June 2008, the Company will pay approximately €276 million and receive approximately $333 million. The Company designated the cross currency swap, part of its senior euro term loan and the euro senior subordinated note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004. The loss related to the swap was $18 million and $21 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively, of which $3 million in 2005 and $14 million in 2004 is related to the ineffectiveness of the net investment hedge and recorded in Other income (expense), net in the consolidated statement of operations. At December 31, 2005 and the nine months ended December 31, 2004, the effects of the swap resulted in an increase in Shareholders’ equity (deficit) of $14 million and a decrease in Shareholders’ equity (deficit) of $36 million, respectively.

Contracts with notional amounts totaling approximately $564 million and $288 million at December 31, 2005 and 2004, respectively, are predominantly in U.S. dollars, British pound sterling, Japanese yen, and Canadian dollars. Most of the Company's foreign currency forward contracts did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The Company recognizes net foreign currency transaction gains or losses on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts. As of December 31, 2005 and 2004, these contracts, in addition to natural hedges, hedged approximately 100% of the Company's net receivables held in currencies other than the entities' functional currency for the Company’s European operations. Related to the unhedged portion during the year, a net gain (loss) of approximately $20 million, ($2) million and $4 million from foreign exchange gains or losses was recorded to Other income (expense), net for the year ended December 31, 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. During 2003, the Predecessor's foreign currency forward contracts resulted in a decrease in total assets of $8 million and an increase in total liabilities of $1 million. As of December 31, 2003, these

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts hedged a portion (approximately 85%) of the Predecessor's U.S. dollar denominated intercompany net receivables held by euro denominated entities. Related to the unhedged portion, a net loss of approximately $14 million from foreign exchange gains or losses was recorded to Other income (expense), net in 2003.

Commodity Risk Management

The Company's policy for the majority of the Company’s natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. The Successor recognized losses of less than $1 million from natural gas swaps and butane contracts for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized losses of $1 million and $3 million from natural gas swaps and butane contracts for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. There was no material impact on the balance sheet at December 31, 2005 and 2004. There were no unrealized gains and losses associated with the cash-settled swap contracts as of December 31, 2005 and 2004. Celanese did not have any open commodity swaps as of December 31, 2005.

Stock Based Compensation Risk Management

During 2001, the Predecessor purchased call options for one million shares of CAG stock to offset, in part, its exposure of the 2000 Celanese LTIP. These options had a maturity of two years, a strike price of €19.56 per share and an average premium of €4.39 per share. These options expired during 2003. As a result, a net loss of $1 million was recorded to interest income in 2003.

Fair Value of Financial Instruments

Summarized below are the carrying values and estimated fair values of financial instruments as of December 31, 2005 and 2004, respectively. For these purposes, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Successor
	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in $ millions)
Cost investments	220	220	233	233
Marketable securities	280	280	303	303
Insurance contracts in Rabbi trusts	75	75	74	74
Long-term debt	3,282	3,452	3,243	3,516
Debt-related derivative liability	4	4	57	57
Foreign exchange-related derivative asset	4	4	9	9
Interest rate swap	1	1	—	—
Foreign currency forward contracts	3	3	9	9

At December 31, 2005 and 2004, the fair values of cash and cash equivalents, receivables, notes payable, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table. Additionally, certain long-term receivables, principally insurance recoverables, are carried at net realizable value (See Note 25).

Included in other assets are long-term marketable securities classified as available-for-sale. In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes that the carrying value approximates or is less than the fair value.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of long-term debt and debt-related financial instruments is estimated based upon the respective implied forward rates as of December 31, 2005 and 2004, as well as quotations from investment bankers and on current rates of debt for similar type instruments.

25.	Commitments and Contingencies

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

Plumbing Actions

CNA Holdings, Inc. (‘‘CNA Holdings’’), a U.S. subsidiary of the Company, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company (‘‘Shell’’), E.I. DuPont de Nemours and Company (‘‘DuPont’’) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings' exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.

CNA Holdings has been named a defendant in ten putative class actions, as well as a defendant in other non-class actions filed in ten states, the U.S. Virgin Islands and Canada. In these actions, the plaintiffs typically have sought recovery for alleged property damages and, in some cases, additional damages under the Texas Deceptive Trade Practices Act or similar type statutes. Damage amounts have not been specified.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies had agreed to fund these replacements and reimbursements up to $950 million. As of December 31, 2005, the aggregate funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions, not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

In 1995, CNA Holdings and Shell settled the claims relating to individuals in Texas owning a total of 110,000 property units, who are represented by a Texas law firm, for an amount that will not exceed $170 million. These claimants are also eligible for a replumb of their homes in accordance with terms similar to those of the national class action settlement. CNA Holdings' and Shell’s contributions under this settlement were subject to allocation as determined by binding arbitration.

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

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At December 31, 2005 and 2004, the Company had remaining accruals of $68 million and $73 million, respectively,

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for this matter, of which $6 million and $11 million, respectively, is included in current liabilities. Management believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company has reached settlements with CNA Holdings' insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of December 31, 2005, the Company has $22 million of receivables related to a settlement with an insurance carrier. This receivable is discounted and recorded within other assets as it will be collected over the next three years.

In February 2005, CNA Holdings reached a settlement agreement through mediation with another insurer, pursuant to which the insurer paid CNA Holdings $44 million in exchange for the release of certain claims against the policy with the insurer. This amount was recorded as a reduction of Goodwill as of December 31, 2004 and was received during the year ended December 31, 2005.

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, previously a wholly owned subsidiary of Hoechst, and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd., The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million, of which €99 million was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission's finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst's favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission's decision in December 2003, and that appeal is still pending.

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in U.S. state and federal courts naming Hoechst, Nutrinova, and our other subsidiaries, as well as other sorbates manufacturers, as defendants. Many of these actions have been settled and dismissed by the court. One private action, Kerr v. Eastman Chemical Co. et al., previously pending in the Superior Court of New Jersey, Law Division Gloucester County, was dismissed for failure to prosecute. The plaintiff alleged violations of the New Jersey Antitrust Act and the New Jersey Consumer Fraud Act and sought unspecified damages. The only other private action previously pending, Freeman v. Daicel et al., had been dismissed. The plaintiffs lost their appeal to the Supreme Court of Tennessee in August 2005 and have since filed a motion for leave.

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states' investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for New York, Illinois, Ohio, Nevada, Utah and Idaho filed suit on behalf of indirect purchasers in their respective states. The Utah, Nevada and Idaho actions have been dismissed as to Hoechst, Nutrinova and the Company. A motion for reconsideration is pending in Nevada. The Ohio and Illinois actions have been settled and the Idaho action was dismissed in February 2005. The New York action, New York v. Daicel Chemical Industries Ltd., et al. which was pending in the New York State Supreme Court, New York County was dismissed in

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

August 2005; however, it is still subject to appeal. In January 2005, Hoechst, Nutrinova, and other subsidiaries, as well as other sorbates manufacturers, entered into a settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington before these states filed suit. Pursuant to the terms of the settlement agreement, the defendants agreed to refrain from engaging in anticompetitive conduct with respect to the sale or distribution of sorbates and pay approximately $1 million to the states in satisfaction of all released claims.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $129 million. This amount is included in current liabilities at December 31, 2005 for the estimated loss relative to this matter. At December 31, 2004, the accrual was $145 million. Although the outcome of this matter cannot be predicted with certainty, management's best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of December 31, 2005 is between $0 million and $9 million. The estimated range of such possible future losses is management's best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of December 31, 2005 and 2004, the Company has receivables, recorded within current assets, relating to the sorbates indemnification from Hoechst totaling $103 million and $116 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Acetic Acid Patent Infringement Matters

Celanese International Corporation v. China Petrochemical Development Corporation—Taiwan Kaohsiung District Court. On February 7, 2001, Celanese International Corporation filed a private criminal action for patent infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed Celanese International Corporation's patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC's own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation's patent was held valid by the Taiwanese patent office. On August 31, 2005 a Taiwanese court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million for the period of 1995 through 1999. The judgment has been appealed. The Company will not record income associated with this favorable judgment until cash is received.

    Shareholder Litigation

A number of minority shareholders of CAG have filed lawsuits in the Frankfurt District Court (Landgericht) that, among other things, request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004, as well as the confirmatory resolutions passed at the annual general meeting held on May 19 and 20, 2005. On March 6, 2006, the Purchaser and CAG signed a settlement agreement with eleven minority shareholders who had filed such lawsuits (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they are a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to offer at least €51.00 per share as cash consideration to each shareholder who will

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment (Ausgleich) pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to the Settlement Agreement, it will be made on the first banking day following CAG's annual general meeting that commences on May 30, 2006. To receive the early compensation payment, the respective minority shareholder will have to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares.

During August 2004, nine actions requesting the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30-31, 2004 had been brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Purchaser joined the proceedings via a third party intervention in support of CAG. These ten actions have been withdrawn pursuant to the Settlement Agreement.

These actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders. Based on the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.

Twenty-seven minority shareholders filed lawsuits (Anfechtungs- und Nichtigkeitsklagen) in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. In conjunction with the acquisition of 5.9 million CAG shares from two shareholders in August 2005, two of those lawsuits were withdrawn in August 2005, and another ten will be withdrawn pursuant to the Settlement Agreement (See Note 1).

In June and September 2005, Celanese AG was served in five actions filed in the Frankfurt District Court (Landgericht) requesting that the court declare some or all of the shareholder resolutions passed at the extraordinary general meeting on July 30 and 31, 2004 null and void (Nichtigkeitsklage), based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending.

On August 2, 2004, two minority shareholders instituted public register proceedings with each of the Königstein Local Court (Amtsgericht) and the Frankfurt District Court (Landgericht), both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting held July 30 and 31, 2004, an alleged undercapitalization of the Purchaser and its related entities as of the time of the tender offer, and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and in June 2005 the Frankfurt District Court (Landgericht) ruled that it does not have jurisdiction over this matter. One of the claims in the Königstein Local Court (Amtsgericht) is still pending; the other will be withdrawn pursuant to the Settlement Agreement.

In February 2005, a minority shareholder of CAG also brought a lawsuit against the Purchaser, as well as a former member of CAG's board of management and a former member of CAG's supervisory board, in the Frankfurt District Court (Landgericht). Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Tender Offer and seeks compensation for damages suffered as a consequence of tendering shares in the Tender Offer. The court ruled against the plaintiff in this matter

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in June 2005. The plaintiff appealed this decision with respect to the Purchaser and the former member of the CAG board of management; however, the appeal will be withdrawn pursuant to the Settlement Agreement.

Based upon the information available as of March 30, 2006 the outcome of the foregoing proceedings cannot be predicted with certainty.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. As of March 30, 2005, several minority shareholders of CAG had initiated special award proceedings seeking the court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the Mandatory Offer and have received the fair cash compensation could claim the respective higher amounts. The court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. Thirty-three plaintiffs appealed the dismissal, and in January 2006, twenty-three of these appeals were granted by the court. They were remanded back to the court of first instance, where the valuation will be further reviewed.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention (See Note 18).

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

The Company's obligation regarding two agreements has been settled. The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divested agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $33 million and $46 million as of December 31, 2005 and 2004, respectively, for this contingency. Where the Company is unable reasonably to determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (See Note 18).

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. Neither the Company nor the Predecessor made any payments to Hoechst in the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 or the year ended December 31, 2003 in connection with this indemnification.

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

The Company and the Predecessor have divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to 30 years. The aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of December 31, 2005. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of December 31, 2005 and 2004, the Company has reserves in the aggregate of $54 million and $52 million, respectively, for all such environmental matters.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from January 1, 2006 to April 30, 2012 is estimated to be approximately $49 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time. However, the Company were to incur additional charges for these matters, such charges may have a material adverse effect on the financial position, results of operations or cash flows of the Company in any given accounting period.

Other Matters

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of ‘‘take-or-pay’’ contracts for the purchase of raw materials and utilities. As of December 31, 2005, there were outstanding future commitments of approximately $1,312 million under take-or-pay contracts. The Company does not expect to incur any losses under these contractual arrangements and historically has not incurred any material losses related to these contracts. Additionally, as of December 31, 2005, there were outstanding commitments relating to capital projects of approximately $85 million.

As of December 31, 2005, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 630 asbestos cases. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

During the year ended December 31, 2005, the Company recorded a gain of $36 million from the settlement of transportation-related antitrust matters. This amount was recorded against cost of sales.

Under the transaction and monitoring fee agreement/sponsor services agreement, the Company has agreed to indemnify the Advisor and its affiliates and their respective partners, members, directors, officers, employees, agents and representatives for any and all losses relating to services contemplated by these agreements and the engagement of the Advisor pursuant to, and the performance by the Advisor or the services contemplated by, these agreements. The Company has also agreed under the transaction and monitoring fee agreement/sponsor services agreement to reimburse the Advisor and its affiliates for their expenses incurred in connection with the services provided under these agreements or in connection with their ownership or subsequent sale of Celanese Corporation stock (See Note 28).

The Company entered into an agreement with Goldman, Sachs & Co. oHG, an affiliate of Goldman, Sachs and Co., on December 15, 2003 (the ‘‘Goldman Sachs Engagement Letter’’), pursuant to which Goldman Sachs acted as the Company’s financial advisor in connection with the tender offer. Pursuant to the terms of the Goldman Sachs Engagement Letter, in March 2004, Celanese AG paid Goldman Sachs a financial advisory fee equal to $13 million and a discretionary bonus equal to $5 million, upon consummation of the tender offer. In addition, Celanese AG agreed to reimburse Goldman Sachs for all its reasonable expenses and to indemnify Goldman Sachs and related persons for all direct damages arising in connection with Goldman Sachs Engagement Letter.

From time to time, certain of our foreign subsidiaries have made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, we began an investigation of these transactions and initially identified approximately $10 million of sales by our foreign subsidiaries that may be in violation of regulations of the United States Treasury Department's Office of Foreign Assets Control, or OFAC, or the United States Department of Commerce's Bureau of Industry and Security. We now believe that approximately $5 million of these sales may actually be in violation of U.S. law or regulation. The potential violations uncovered by the investigation include approximately $180.000 of sales of emulsions to Cuba by two of our foreign subsidiaries. Sales to Cuba are violations of OFAC regulations. In addition, we have recently discovered that our sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed locations. These transactions may have involved an intentional violation of our policies and federal regulations by employees of our office in Turkey. Our investigation of potentially prohibited sales is ongoing and we can not yet be certain of the number of these transactions, the sales amounts or the identity of every individual who may have been involved. However, sales from our office in Turkey to all customers are approximately $12 million annually.

We have voluntarily disclosed these matters to the U.S. Treasury Department and the U.S. Department of Commerce, and we are currently engaged in discussions with them. We have also taken corrective actions, including directives to senior business leaders prohibiting such sales, as well as modifications to our accounting systems that are intended to prevent the initiation of sales to countries that are subject to the U.S. Treasury Department or the U.S. Department of Commerce restrictions.

If violations of the U.S. export control laws are found we could be subject to civil penalties of up to $50,000 per violation, and criminal penalties could range up to the greater of $ 1 million per violation, or five times the value of the goods sold. If such violations occurred, the United States Government could deny us export privileges. The ultimate resolution of this matter is subject to completion of our investigation and a final ruling or settlement with the government. Accordingly, we can not estimate the potential sanctions or fines to this matter. There can be no assurance that any governmental investigation or our own investigation of these matters will not conclude that violations of applicable laws have occurred or that the results of these investigations will not have a material adverse effect on our business and results of operations.

26.	Supplemental Cash Flow Information

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Cash paid for:
Taxes, net of refunds	65	25	14	171
Interest, net of amounts capitalized	289	157	48	39
Noncash investing and financing activities:
Fair value adjustment to securities available-for-sale, net of tax	3	(7)	7	4
Settlement of demerger liability, net of tax	5	3	—	44

27.	Business and Geographical Segments

Information with respect to the industry segments is as follows:

	Chemical Products	Acetate Products	Ticona	Performance Products	Total Segments	Other Activities	Reconciliation	Consolidated
	(in $ millions)
Successor
As of and for the year ended December 31, 2005:
Sales to external customers	4,200	659	887	180	5,926	144	—	6,070
Inter-segment revenues	136	—	—	—	136	—	(136)	—
Operating profit (loss)	573	67	60	51	751	(185)	—	566
Operating margin(1)	13.2%	10.2%	6.8%	28.3%	12.4%	n.m.	n.m.	9.3%
Earnings (loss) from continuing operations before tax and minority interests	655	71	116	46	888	(460)	—	428
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	15.1%	10.8%	13.1%	25.6%	14.6%	n.m.	n.m.	7.1%
Depreciation	134	25	40	3	202	16	—	218
Amortization	33	4	20	10	67	1	—	68
Capital expenditures	111	35	54	3	203	9	—	212
Special charges (gains)	25	9	(8)	—	26	47	—	73
Goodwill and intangible assets	569	218	466	140	1,393	37	—	1,430
Total assets	3,280	691	1,583	342	5,896	1,545	—	7,441
As of and for the nine months ended December 31, 2004
Sales to external customers	2,491	441	636	131	3,699	45	—	3,744
Inter-segment revenues	82	—	—	—	82	—	(82)	—
Operating profit (loss)	248	(17)	(12)	18	237	(165)	—	72
Operating margin(1)	9.6%	(3.9)%	(1.9)%	13.7%	6.3%	n.m.	n.m.	1.9%
Earnings (loss) from continuing operations before tax and minority interests	265	(13)	26	15	293	(407)	—	(114)
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	10.3%	(2.9)%	4.1%	11.5%	7.8%	n.m.	n.m.	(3.0)%
Depreciation	73	26	34	3	136	4	—	140
Amortization	16	4	14	7	41	—	—	41
Capital expenditures	64	32	64	3	163	3	—	166
Special charges (gains)	3	41	37	—	81	1	—	82
Goodwill and intangible assets	326	214	464	143	1,147	—	—	1,147
Total assets	2,993	766	1,604	109	5,472	1,929	—	7,401

	Chemical Products	Acetate Products	Ticona	Performance Products	Total Segments	Other Activities	Reconciliation	Consolidated
	(in $ millions)
Predecessor
For the three months ended March 31, 2004
Sales to external customers	789	147	227	44	1,207	11	—	1,218
Inter-segment revenues	29	—	—	—	29	—	(29)	—
Operating profit (loss)	65	4	31	11	111	(64)	—	47
Operating margin (1)	7.9%	2.7%	13.7%	25.0%	9.0%	n.m.	n.m.	3.9%
Earnings (loss) from continuing operations before tax and minority interests	64	4	45	11	124	(57)	—	67
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	7.8%	2.7%	19.8%	25.0%	10.0%	n.m.	n.m.	5.5%
Depreciation	36	11	16	2	65	2	—	67
Amortization	3	—	—	—	3	—	—	3
Capital expenditures	15	8	20	—	43	1	—	44
Special charges (gains)	1	—	1	—	2	26	—	28
For the year ended December 31, 2003:
Sales to external customers	2,968	537	762	169	4,436	49	—	4,485
Inter-segment revenues	97	—	—	—	97	—	(97)	—
Operating profit (loss)	138	(11)	122	(44)	205	(111)	—	94
Operating margin (1)	4.5%	(2.0)%	16.0%	(26.0)%	4.5%	n.m.	n.m.	2.1%
Earnings (loss) from continuing operations before tax and minority interests	175	(7)	167	(44)	291	(119)	—	172
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	5.7%	(1.3)%	21.9%	(26.0)%	6.4%	n.m.	n.m.	3.8%
Depreciation	143	59	56	7	265	6	—	271
Amortization	14	2	1	—	17	1	—	18
Capital expenditures	109	39	56	2	206	5	—	211
Special charges (gains)	(1)	—	(87)	95	7	(2)	—	5

(1)	Defined as operating profit (loss) divided by net sales (which includes sales to external customers and inter-segment revenues)

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

The segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 4. The Company evaluates performance based on operating profit, net earnings (loss), cash flows and other measures of financial performance reported in accordance with U.S. GAAP.

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

Additionally, the Company recognized special charges (gains) in the year ended December 31, 2005, the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003 primarily related to restructuring costs and environmental and other costs associated with previously divested entities of Hoechst, and demerger costs (See Note 20). Also included in these amounts is income related to insurance recoveries associated with plumbing actions and sorbates antitrust matters.

Other operating entities consist of primarily ancillary businesses as well as companies which provide infrastructure services.

The following table presents financial information based on the geographic location of Celanese's facilities:

	North America	Thereof USA	Thereof Canada	Thereof Mexico	Europe	Thereof Germany	Asia	Thereof Singapore	Rest of World	Consolidated
	(in $ millions)
Successor
As of and for the year ended December 31, 2005:
Total assets	3,190	2,433	413	344	3,253	2,515	554	254	444	7,441
Property, plant and equipment, net	1,132	870	165	97	736	483	170	103	2	2,040
Operating profit (loss)	288	268	(6)	26	116	64	199	198	(37)	566
Net sales	2,827	2,083	438	306	2,437	1,897	758	696	48	6,070
Depreciation	136	110	12	14	74	45	8	8	—	218
Amortization	25	24	—	1	42	39	1	1	—	68
Capital expenditures	93	73	3	17	67	49	50	2	2	212
As of and for the nine months ended December 31, 2004:
Total assets	3,195	2,710	174	311	3,237	3,016	507	276	462	7,401
Property, plant and equipment, net	905	818	—	87	666	590	129	112	2	1,702
Operating profit (loss)	(36)	(40)	(8)	12	(15)	(46)	134	129	(11)	72
Net sales	1,710	1,278	211	221	1,524	1,256	465	419	45	3,744
Depreciation	83	59	16	8	47	44	10	10	—	140
Amortization	11	11	—	—	30	29	—	—	—	41
Capital expenditures	100	95	2	3	56	47	10	2	—	166

	North America	Thereof USA	Thereof Canada	Thereof Mexico	Europe	Thereof Germany	Asia	Thereof Singapore	Rest of World	Consolidated
	(in $ millions)
Predecessor
For the three months ended March 31, 2004:
Operating profit (loss)	13	12	(1)	2	12	—	24	23	(2)	47
Net sales	553	422	66	65	516	416	138	123	11	1,218
Depreciation	39	33	3	3	21	19	7	7	—	67
Amortization	1	1	—	—	2	2	—	—	—	3
Capital expenditures	24	21	1	2	16	15	4	1	—	44
As of and for the year ended December 31, 2003:
Total assets	4,179	3,256	312	611	1,871	1,676	456	278	308	6,814
Property, plant and equipment, net	916	760	57	99	591	532	168	161	3	1,678
Operating profit (loss)	34	54	(16)	(4)	2	(40)	57	53	1	94
Net sales	2,043	1,588	236	219	1,886	1,510	509	457	47	4,485
Depreciation	187	157	14	16	55	47	28	27	1	271
Amortization	7	7	—	—	11	11	—	—	—	18
Capital expenditures	108	89	8	11	98	91	5	2	—	211

28.    Transactions and Relationships with Affiliates and Related Parties

The Company is a party to various transactions with affiliated companies. Companies in which the Company has an investment accounted for under the cost or equity method of accounting, are considered Affiliates; any transactions or balances with such companies are considered Affiliate transactions. The following tables represent the Company's transactions with Affiliates for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2005	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Statements of Operations
Purchases from Affiliates(1)	290	115	35	40
Sales to Affiliates(1)	157	135	42	105
Interest income from Affiliates	1	1	—	—
Interest expense to Affiliates	3	3	—	5

	Successor
	As of December 31, 2005	As of December 31, 2004
	(in $ millions)
Balance Sheets
Trade and other receivables from Affiliates	31	56
Current notes receivable (including interest) from Affiliates	39	50
Total receivables from Affiliates	70	106
Accounts payable and other liabilities due Affiliates	55	24
Short-term borrowings from Affiliates(2)	135	128
Total due Affiliates	190	152

(1)	Purchases/Sales from/to Affiliates

Purchases and sales from/to Affiliates are accounted for at prices which, in the opinion of management, approximate those charged to third party customers for similar goods or services.

(2)	Short-term borrowings from Affiliates (See Note 16)

The Company has agreements with certain Affiliates, primarily Infraserv entities, whereby excess Affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor, an affiliate of the Blackstone Group (the ‘‘Sponsor’’). Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and may be reimbursed for certain expenses, in connection with any specific acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid a monitoring fee of $10 million to the Advisor for the year ended December 31, 2005. The transaction based agreement remains in effect.

Also in connection with the Acquisition, Celanese Corporation issued $200 million mandatorily redeemable preferred stock to an affiliate of Banc of America Securities LLC. The mandatorily redeemable preferred shares were redeemed using the proceeds from the senior subordinated notes issued July 1, 2004. Banc of America Securities LLC was also an initial purchaser of the senior subordinated notes and Celanese Corporation's senior discount notes and is an affiliate of a lender under the amended and restated senior credit facilities. Banc of America Securities LLC is an affiliate of BA Capital Investors Fund, L.P., one of the Original Shareholders (See Note 16).

In connection with the acquisition of Vinamul, the Company paid the Advisor a fee of $2 million, which was included in the computation of the purchase price for the acquisition. In connection with the acquisition of Acetex, the Company paid the Advisor an initial fee of $1 million. Additional fees of $3 million were paid in August 2005 to the Advisor upon the successful completion of this acquisition. In addition, the Company has paid the Advisor aggregate fees of approximately €3 million (approximately $4 million) in connection with the Company’s acquisition of 5.9 million additional CAG shares in August 2005 (See Note 2).

During the year ended December 31, 2005 and 2004, the Company reimbursed the Advisor approximately $2 million and $0 million, respectively, for other costs.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.    Consolidating Guarantor Financial Information

On June 8, 2004, BCP Caylux issued 9 5/8% and 10 3/8% senior subordinated notes (the "notes") as further described in Notes 1 and 16. At the time of issuance, Celanese Holdings LLC (the "Parent Guarantor") was the sole guarantor of the notes and no subsidiaries guaranteed the notes.

From and after the completion of the Organizational Restructuring as described in Note 1, all of BCP Crystal US Holdings Corp.'s ("BCP Crystal") then-existing U.S. wholly owned subsidiaries that guarantee BCP Crystal obligations under the senior credit facilities, guarantee the notes on an unsecured senior subordinated basis. Following the completion of the Organizational Restructuring, neither Celanese AG nor its remaining subsidiaries are guarantors of BCP Crystal's senior credit facilities and senior subordinated notes.

The following consolidating financial statements present information related to the Parent Guarantor and the Issuer (prior to the completion of the internal restructuring, BCP Caylux, and subsequent to the internal restructuring, BCP Crystal). The guarantors and non-guarantors are presented as if the Organizational Restructuring had occurred for all periods presented.

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

The Company has revised its 2004 consolidating Guarantor financial information to reflect the correction of a misclassification in the amounts previously reported. This correction increased Guarantor assets and equity by $373 million, decreased Non-Guarantor assets and equity by $144 million and increased the Eliminations for assets and equity by $229 million.

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	For the Year Ended December 31, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	2,874	4,265	(1,069)	6,070
Cost of sales	—	—	(2,348)	(3,494)	1,069	(4,773)
Gross profit	—	—	526	771	—	1,297
Selling, general and administrative expenses	—	(11)	(251)	(296)	1	(557)
Research and development expenses	—	—	(38)	(53)	—	(91)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	34	—	—	34
Sorbates antitrust matters	—	—	—	—	—	—
Restructuring, impairment and other special (charges) gains, net	—	(35)	(18)	(54)	—	(107)
Foreign exchange gain (loss), net	—	3	—	(3)	—	—
Gain (loss) on disposition of assets, net	—	—	14	(24)	—	(10)
Operating profit	—	(43)	267	341	1	566
Equity in net earnings of affiliates	343	540	227	23	(1,072)	61
Interest expense	—	(287)	(146)	(56)	167	(322)
Interest income	—	148	8	44	(167)	33
Other income (expense), net	—	(15)	1	104	—	90
Earnings (loss) from continuing operations before tax and minority interests	343	343	357	456	(1,071)	428
Income tax provision	—	—	(14)	(43)	—	(57)
Earnings (loss) from continuing operations before minority interests	343	343	343	413	(1,071)	371
Minority interests	—	—	—	(34)	(3)	(37)
Earnings (loss) from continuing operations	343	343	343	379	(1,074)	334
Earnings (loss) from operation of discontinued operations:
Earning (loss) from discontinued operations	—	—	9	—	—	9
Income tax benefit	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	9	—	—	9
Net earnings (loss)	343	343	352	379	(1,074)	343

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	For the Nine Months Ended December 31, 2004
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	1,787	2,671	(714)	3,744
Cost of sales	—	—	(1,566)	(2,174)	714	(3,026)
Gross profit	—	—	221	497	—	718
Selling, general and administrative expenses	(10)	(14)	(216)	(257)	—	(497)
Research and development expenses	—	—	(27)	(40)	—	(67)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	1	—	—	1
Sorbates antitrust matters	—	—	—	—	—	—
Restructuring, impairment and other special (charges) gains, net	—	—	37	(120)	—	(83)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of assets, net	—	—	—	3	—	3
Operating profit	(10)	(14)	16	80	—	72
Equity in net earnings of affiliates	(176)	(141)	81	55	217	36
Interest expense	(1)	(65)	(74)	(165)	66	(239)
Interest income	—	30	5	57	(66)	26
Other income (expense), net	—	14	1	(24)	—	(9)
Earnings (loss) from continuing operations before tax and minority interests	(187)	(176)	29	3	217	(114)
Income tax provision	—	—	116	(186)	—	(70)
Earnings (loss) from continuing operations before minority interests	(187)	(176)	145	(183)	217	(184)
Minority interests	—	—	—	(24)	16	(8)
Earnings (loss) from continuing operations	(187)	(176)	145	(207)	233	(192)
Earnings (loss) from operation of discontinued operations:
Earning (loss) from discontinued operations	—	—	6	(2)	—	4
Income tax benefit	—	—	(1)	2	—	1
Earnings (loss) from discontinued operations	—	—	5	—	—	5
Net earnings (loss)	(187)	(176)	150	(207)	233	(187)

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	For the Three Months Ended March 31, 2004
	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	567	867	(216)	1,218
Cost of sales	(478)	(721)	216	(983)
Gross profit	89	146	—	235
Selling, general and administrative expenses	(61)	(75)	—	(136)
Research and development expenses	(10)	(13)	—	(23)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	—	—
Sorbates antitrust matters	—	—	—	—
Restructuring, impairment and other special (charges) gains, net	(2)	(26)	—	(28)
Foreign exchange gain (loss), net	1	(1)	—	—
Gain (loss) on disposition of assets, net	(1)	—	—	(1)
Operating profit	16	31	—	47
Equity in net earnings of affiliates	28	(391)	375	12
Interest expense	(13)	—	7	(6)
Interest income	1	11	(7)	5
Other income (expense), net	—	9	—	9
Earnings (loss) from continuing operations before tax	32	(340)	375	67
Income tax provision	—	(15)	—	(15)
Earnings (loss) from continuing operations	32	(355)	375	52
Earnings (loss) from operation of discontinued operations:
Earnings (loss) from operation of discontinued operations	14	—	—	14
Income tax benefit	13	(1)	—	12
Earnings (loss) from discontinued operations	27	(1)	—	26
Net earnings (loss)	59	(356)	375	78

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	For the Year Ended December 31, 2003
	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	2,192	3,250	(957)	4,485
Cost of sales	(1,998)	(2,754)	957	(3,795)
Gross profit	194	496	—	690
Selling, general and administrative expenses	(218)	(286)	—	(504)
Research and development expenses	(41)	(48)	—	(89)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	107	—	—	107
Sorbates antitrust matters	—	(95)	—	(95)
Restructuring, impairment and other special (charges) gains, net	(1)	(16)	—	(17)
Foreign exchange gains (loss), net	(4)	—	—	(4)
Gain (loss) on disposition of assets, net	5	1	—	6
Operating profit	42	52	—	94
Equity in net earnings of affiliates	93	(431)	373	35
Interest expense	(70)	(8)	29	(49)
Interest income	24	49	(29)	44
Other income (expense), net	15	33	—	48
Earnings (loss) from continuing operations before tax	104	(305)	373	172
Income tax provision	8	(53)	—	(45)
Earnings (loss) from continuing operations	112	(358)	373	127
Earnings (loss) from operation of discontinued operations:
Earnings (loss) from operation of discontinued operations	14	16	—	30
Income tax benefit	(1)	(7)	—	(8)
Earnings (loss) from discontinued operations	13	9	—	22
Cumulative effect of changes in accounting principles, net of tax effect	(1)	—	—	(1)
Net earnings (loss)	124	(349)	373	148

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor
	As of December 31, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	61	93	235	—	389
Receivables
Trade receivables, net	—	—	251	667	—	918
Other receivables	—	907	190	596	(1,208)	485
Inventories	—	—	250	411	—	661
Deferred income taxes	—	—	—	37	—	37
Other assets	—	—	47	44	—	91
Assets of discontinued operations	—	—	2	—	—	2
Total current assets	—	968	833	1,990	(1,208)	2,583
Investments	610	1,272	2,430	454	(3,991)	775
Property, plant and equipment, net	—	—	870	1,170	—	2,040
Deferred income taxes	—	—	—	139	—	139
Other assets	—	1,044	261	475	(1,306)	474
Goodwill, net	—	—	398	551	—	949
Intangible assets, net	—	—	110	371	—	481
Total assets	610	3,284	4,902	5,150	(6,505)	7,441
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt – third party and affiliates	—	17	903	149	(914)	155
Trade payables – third party and affiliates	—	—	305	505	—	810
Other current liabilities	—	10	310	758	(294)	784
Deferred income taxes	—	—	—	36	—	36
Income taxes payable	—	—	53	172	—	225
Liabilities of discontinued operations	—	—	3	—	—	3
Total current liabilities	—	27	1,574	1,620	(1,208)	2,013
Long-term debt	—	2,644	1,175	360	(1,276)	2,903
Deferred income taxes	—	—	—	285	—	285
Benefit obligations	—	—	953	173	—	1,126
Other liabilities	—	3	227	240	(30)	440
Minority interests	—	—	—	64	—	64
Commitments and contingencies
Shareholders' equity	610	610	973	2,408	(3,991)	610
Total liabilities and shareholders' equity	610	3,284	4,902	5,150	(6,505)	7,441

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor
	As of December 31, 2004
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	6	127	705	—	838
Receivables, net:
Trade receivables, net	—	—	195	648	—	843
Other receivables	—	934	263	981	(1,500)	678
Inventories	—	—	252	352	—	604
Deferred income taxes	—	—	—	71	—	71
Other assets	—	2	36	48	—	86
Assets of discontinued operations	—	—	17	22	—	39
Total current assets	—	942	890	2,827	(1,500)	3,159
Investments	406	900	2,304	614	(3,391)	833
Property, plant and equipment, net	—	—	830	872	—	1,702
Deferred income taxes	—	—	—	54	—	54
Other assets	—	1,194	183	431	(1,302)	506
Goodwill, net	—	—	366	381	—	747
Intangible assets, net	—	—	115	285	—	400
Total assets	406	3,036	4,688	5,464	(6,193)	7,401
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt – third party and affiliates	—	79	1,138	142	(1,215)	144
Trade payables – third party and affiliates	—	1	269	446	—	716
Other current liabilities	—	21	330	822	(285)	888
Deferred income taxes	—	—	—	20	—	20
Income taxes payable	—	—	50	164	—	214
Liabilities of discontinued operations	—	—	11	2	—	13
Total current liabilities	—	101	1,798	1,596	(1,500)	1,995
Long-term debt	—	2,472	1,074	472	(1,302)	2,716
Deferred income taxes	—	—	—	256	—	256
Benefit obligations	—	—	882	118	—	1,000
Other liabilities	—	57	235	218	—	510
Minority interests	—	—	—	518	—	518
Commitments and contingencies
Shareholders' equity	406	406	699	2,286	(3,391)	406
Total liabilities and shareholders' equity	406	3,036	4,688	5,464	(6,193)	7,401

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	For the year ended December 31, 2005
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash (used in) provided by operating activities	—	(50)	155	600	—	705
Investing activities of continuing operations:
Capital expenditures on property, plant and equipment	—	—	(74)	(138)	—	(212)
Acquisition of CAG, net of cash acquired	28	—	—	(473)	(28)	(473)
Acquisition of Vinamul, net of cash reimbursement	—	(56)	(124)	(18)	—	(198)
Acquisition of Acetex, net of cash acquired	—	—	—	(216)	—	(216)
Fees associated with the acquisitions	—	—	(6)	(23)	—	(29)
Net proceeds on sales of businesses, assets and discontinued operations	—	—	15	108	—	123
Proceeds from sale of marketable securities	—	—	1	216	—	217
Purchases of marketable securities	—	—	(1)	(136)	—	(137)
Other, net	—	—	—	5	—	5
Net cash (used in) investing activities	28	(56)	(189)	(675)	(28)	(920)
Financing activities of continuing operations:
Settlement of lease obligations	—	—	—	(31)	—	(31)
Payments of long-term debt	—	—	—	(36)	—	(36)
Redemption of senior subordinated notes, including related premium	—	(572)	—	—	—	(572)
Redemption of Acetex bonds	—	—	—	(280)	—	(280)
Repayment of floating rate term loan, including related premium	—	(354)	—	—	—	(354)
Borrowings under senior credit facilities, net	—	1,135	—	—	—	1,135
Short-term borrowings (repayments), net	—	—	—	22	—	22
Proceeds from long-term debt	—	(12)	—	28	—	16
Fees associated with financing	—	(8)	—	—	—	(8)
Contribution from Parent	572	572	—	—	(572)	572
Distribution to Parent	(600)	(600)	—	—	600	(600)
Net cash provided (used) by financing activities	(28)	161	—	(297)	28	(136)
Exchange rate effects on cash	—	—	—	(98)	—	(98)
Net increase in cash and cash equivalents	—	55	(34)	(470)	—	(449)
Cash and cash equivalents at beginning of year	—	6	127	705	—	838
Cash and cash equivalents at end of period	—	61	93	235	—	389

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

30.    Subsequent Events

On March 6, 2006, the Purchaser and CAG signed a settlement agreement with eleven minority shareholders who had previously filed lawsuits in the Frankfurt District Court (Landgericht) against CAG (See Note 25).

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