Form 10-K
period 2006-12-31
Celanese Holdings LLC
filed 2007-02-23
CIK 1297288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of the registrants’ most recently completed second fiscal quarter) is not applicable.

Celanese Holdings LLC has one membership interest outstanding which is owned by Crystal US Holdings 3 L.L.C., a Delaware limited liability company.

CELANESE HOLDINGS LLC

Form 10-K
For the Fiscal Year Ended December 31, 2006

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements, and other written and oral forward-looking statements made by the Company from time to time, may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; expectations, strategies, and plans for individual assets and products, segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets and integration of acquired businesses. These plans and expectations are based upon certain underlying assumptions, and are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements May Prove Inaccurate.”

Item 1.	Business

Basis of Presentation

In this Annual Report on Form 10-K, the term “Celanese Holdings” refers to Celanese Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us” refer to Celanese Holdings and its subsidiaries on a consolidated basis. The term “BCP Crystal” refers to our subsidiary, BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group. For accounting purposes, Celanese Holdings and its consolidated subsidiaries are referred to as the “Successor.”

Celanese AG is incorporated as a stock corporation organized under the laws of the Federal Republic of Germany. As used in this document, the term “CAG” refers to (i) prior to the Organizational Restructuring (as defined in Note 2 of the consolidated financial statements), Celanese AG and Celanese Americas Corporation (“CAC”), their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Organizational Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, “CAG” refers to Celanese AG. For accounting purposes, “Predecessor” refers to CAG and its subsidiaries.

Celanese Corporation, the ultimate parent of Celanese Holdings, Change in Ownership, Initial Public Offering and Concurrent Financings

Pursuant to a voluntary tender offer commenced in February 2004, the Purchaser, an indirect wholly owned subsidiary of the Company, on April 6, 2004, acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares, for a purchase price of $1,693 million, including direct acquisition costs of $69 million. During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Purchaser acquired additional CAG shares for $473 million and $33 million, respectively, including direct acquisition costs of $4 million and less than $1 million, respectively. As of December 31, 2006, our ownership percentage in CAG was approximately 98%. As a result of the effective registration of the Squeeze-Out (as defined in Note 2 to the consolidated financial statements) in the commercial register in December 2006, we acquired the remaining 2% of CAG in January 2007.

On November 3, 2004, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd. reorganized as a Delaware corporation and changed its name to Celanese Corporation. Additionally, BCP Crystal Holdings Ltd. 2, a subsidiary of Celanese Corporation, was reorganized as a Delaware limited liability company and changed its name to Celanese Holdings LLC.

In January 2005, Celanese Corporation completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. Celanese Corporation contributed $572 million of the net proceeds to the Company, through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company’s senior subordinated notes, which includes an early redemption premium of $51 million.

Overview

We are an integrated global hybrid producer of value-added industrial chemicals. We are the world’s largest producer of acetyl products, including acetic acid and vinyl acetate monomer (“VAM”), polyacetal products (“POM”), as well as a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. We believe that approximately 95% of our differentiated intermediate and specialty products hold first or second market positions globally. Our operations are located primarily in North America, Europe and Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating and purchasing efficiencies and proprietary production technologies. In addition, we have a significant portfolio of strategic investments, including a number of ventures in North America, Europe and Asia. Collectively, these strategic investments create value for the Company and contribute significantly to sales, earnings and cash flow.

Our large and diverse global customer base primarily consists of major companies in a broad array of industries. For the year ended December 31, 2006, approximately 33% of our net sales were to customers located in North America, 42% to customers in Europe and Africa and 25% to customers in Asia and the rest of the world.

Market Industry

This document includes industry data and forecasts that we have prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The statements regarding Celanese Holding’s market position in this document are based on information derived from the 2006 Stanford Research Institute International Chemical Economics Handbook, CMAI 2004 World Methanol Analysis and Tecnon Orbichem Acetic Acid and Vinyl Acetate World Survey third quarter 2006 report.

Segment Overview

We operate principally through four business segments: Chemical Products, Technical Polymers Ticona (“Ticona”), Acetate Products and Performance Products. The table below illustrates each segment’s net sales to external customers for the year ended December 31, 2006, as well as each segment’s major products and end use markets.

		Technical		Performance
	Chemical Products	Polymers Ticona	Acetate Products	Products

2006 Net Sales(1) Key Products	$4,608 million • Acetic acid • VAM • Polyvinyl alcohol (PVOH) • Emulsions • Acetic anhydride • Acetate esters • Carboxylic acids • Methanol • Oxo Alcohols • Amines • Polyvinyl Acetate	$915 million • POM • UHMW-PE (GUR) • Liquid crystal polymers (Vectra) • Polyphenylene sulfide (“PPS”) (Fortron) • Polyester Engineering Resins • Long Fiber reinforced thermoplastics	$700 million • Acetate tow	$176 million • Sunett® sweetener • Sorbates

Major End-Use Markets	• Paints • Coatings • Adhesives • Lubricants • Detergents • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents • Glass Fibers • Building products	• Fuel system components • Conveyor belts • Battery Separators • Electronics • Seat belt mechanisms • Other Automotive • Appliances and Electronics • Filtrations • Coatings • Medical • Telecommunications	• Filter products	• Beverages • Confections • Baked goods • Pharmaceuticals

(1)	Consolidated net sales of $6,656 million for the year ended December 31, 2006 also include $257 million in net sales from Other Activities, primarily attributable to our captive insurance companies and our AT Plastics business. Chemical Products’ net sales exclude inter-segment sales of $134 million for the year ended December 31, 2006.

Trademarks

AO Plustm, BuyTiconaDirecttm, Celanex®, Celcon®, Celstran®, Celvol®, Celvolit®, Compel®, Erkol®, GUR®, Hostaform®, Impet®, Impet-HI®, Mowilith®, Nutrinova®, Riteflex®, Sunett®, Vandar®, VAntagetm, Vectra®, Vectran®, Vinamul®, Elite®, Duroset® and certain other products and services named in this document are registered trademarks and service marks of the Company. Acetex® is a registered trademark of Acetex Corporation, a subsidiary of the Company. Fortron® is a registered trademark of Fortron Industries LLC, a venture of Celanese Holdings. Vectran is a registered trademark of Kuraray Co., Ltd.

Chemical Products

Our Chemical Products segment produces and supplies acetyl products, including acetic acid, acetate esters, VAM, polyvinyl alcohol and emulsions. We are a leading global producer of acetic acid and the world’s largest producer of VAM. We are also the largest polyvinyl alcohol producer in North America. These products are generally used as building blocks for value-added products or in intermediate chemicals used in the paints, coatings, inks, adhesives, films, textiles and building products industries. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products. For the year ended

December 31, 2006, net sales to external customers of acetyls were $2,168 million, acetyl derivatives and polyols were $1,083 million and all other business lines combined were $1,357 million.

Technical Polymers Ticona

Our Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. Together with our strategic affiliates, we are a leading participant in the global technical polymers business. The primary products of Ticona are POM, polybutylene terephthalate (“PBT”) and GUR, an ultra-high molecular weight polyethylene. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Acetate Products

Our Acetate Products segment primarily produces and supplies acetate tow and acetate flake, used in the production of filter products. Including the production of our long-standing ventures in China, we are one of the world’s leading producers of acetate tow and well-positioned globally. At the end of 2006, we had completed the majority of our planned restructuring activities to consolidate our acetate flake and tow manufacturing. This restructuring is being implemented to increase efficiency, reduce over-capacities in certain manufacturing areas and to focus on products and markets that provide long-term value. These restructuring activities are on track to be complete by early 2007.

Performance Products

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

Leading Market Positions

We believe we have the first or second market positions globally in approximately 95% of our differentiated intermediate and specialty products that make up a majority of our sales. We also believe we are a leading global producer of acetic acid and the world’s largest producer of VAM. Ticona and our ventures, Polyplastics and Korea Engineering Plastics Co., Ltd. (“KEPCO”), are leading suppliers of POM and other engineering resins in North America, Europe and the Asia/Pacific region. Our leadership positions are based on our large share of global production capacity, operating efficiencies, proprietary technology and competitive cost structures in our major products.

Proprietary Production Technology and Operating Expertise

Our production of acetyl products employs industry leading proprietary and licensed technologies, including our proprietary AO Plus acid-optimization technology for the production of acetic acid and VAntage and VAntage Plus vinyl acetate monomer technology. AO Plus enables plant capacity to be increased with minimal investment, while VAntage enables significant increases in production efficiencies, lower operating costs and increases in capacity at ten to fifteen percent of the cost of building a new plant.

Low Cost Producer

Our competitive cost structures are based on economies of scale, vertical integration, technical know-how and the use of advanced technologies.

Global Reach

We operate thirty-five production facilities throughout the world. The ventures in which we participate operate ten additional facilities. Our infrastructure of manufacturing plants, terminals, and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing markets, while our geographic diversity reduces the potential impact of volatility in any individual country or region. We have a strong, growing presence in Asia, particularly in China, and we have defined a strategy to continue this growth. Our strategy will help us to meet customer demand in this fast growing region. For more information regarding our financial information with respect to our geographic areas, see Note 27 to our consolidated financial statements.

Strategic Investments

Our strategic investments, including our ventures, have enabled us to gain access, minimize costs and accelerate growth in new markets, while also generating significant cash flow and earnings. Our equity investments and cost investments represent an important component of our growth strategy. See Note 10 to the consolidated financial statements and “Investments” commencing on page 16 of Item 1 for additional information on our equity and cost investments.

Diversified Products and End-Use Markets

We offer our customers a broad range of products in a wide variety of end-use markets. For example, Ticona offers customers a broad range of high-quality engineering plastics to meet the needs of customers in numerous end-use markets, such as automotive, electrical/electronics, appliance and medical. Chemical Products has leading market positions in an integrated chain of basic and performance-based acetyl products that are sold into diverse industrial applications. This product and market diversity helps us to reduce the potential impact of volatility in any individual market segment.

Business Strategies

We are focused on increasing operating cash flows, profitability, return on investment and shareholder value, which we believe can be achieved through the following business strategies:

Execution and Productivity

We continually seek ways to reduce our production and raw material costs. We have established an operational excellence culture which has enabled us to make productivity improvements. Most significantly, Six Sigma is a pervasive and important tool being used in both operations and administration for achieving greater productivity and growth. We continue to pursue opportunities and process technology improvements focused on energy reduction. We will also continue using best practices to reduce costs and increase equipment reliability in maintenance and project engineering. Global operational excellence is an integral part of our strategy to maintain our cost advantage and productivity leadership.

Focused Portfolio

We continue to further optimize our business portfolio through divestitures, acquisitions and strategic investments that enable us to focus on businesses in which we can achieve market, cost and technology leadership over the long term. In addition, we intend to expand our product mix into higher value-added products.

Growth

We are investing strategically in growth areas and adding new production capacity, when appropriate, to extend our global market leadership position. Historically, our strong market position has enabled us to initiate capacity growth to take advantage of projected demand growth. For example, we are building a 600,000 metric ton per year world-scale acetic acid plant in China, the world’s fastest growing market for acetic acid and its derivatives. The plant is scheduled for commercial sales in 2007. As part of our growth strategy, we also continue to develop new products and industry-leading production technologies that deliver value-added solutions for our customers. For example, Ticona has worked closely with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels. In our emulsions business, we pioneered a technological solution that leads the industry in product offerings for ecologically friendly emulsions for solvent-free interior paints. We believe that our customers value our expertise, and we will continue to work with them to enhance the quality of their products.

Business Segments

For more information with respect to the financial results and conditions of our business segments, see Note 27 to our consolidated financial statements.

Chemical Products

The Chemical Products segment consists of six business lines: Acetyls, Acetyl Derivatives and Polyols, Polyvinyl Alcohol, Emulsions, Specialties, and other chemical activities. All business lines in this segment conduct business mainly using the “Celanese” trade name, except Polyvinyl Alcohol, which uses the trademarks Celvol and Erkol, Emulsions, which uses the trademarks Mowilith and Celvolit, Vinamul, Elite and Duroset. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Business Lines

Acetyls.  The acetyls business line produces:

•	Acetic acid, used to manufacture VAM, other acetyl derivatives and other end uses, including purified terephthalic acid (“PTA”). We manufacture acetic acid for our own use, as well as for sale to third parties, including other participants in the acetyl derivatives business;

•	VAM, used in a variety of adhesives, paints, films, coatings and textiles. We manufacture VAM for our own use, as well as for sale to third parties;

•	Methanol, principally sold to the merchant market;

•	Acetic anhydride, a raw material used in the production of cellulose acetate, detergents and pharmaceuticals; and

•	Acetaldehyde, a major feedstock for the production of polyols. Acetaldehyde is also used in other organic compounds such as pyridines, which are used in agricultural products.

Acetic acid, methanol and VAM, our basic products, are directly impacted by the global supply/demand balance for each of the products and can be described as cyclical in nature. The principal raw materials in these products are natural gas and ethylene, which we purchase from numerous sources; carbon monoxide, which we both manufacture and purchase under long-term contracts; methanol, which we both manufacture and purchase under long-term and short-term contracts; and butane, which we purchase from one supplier and can also obtain from other sources. All these raw materials, except carbon monoxide, are commodities and are available from a wide variety of sources.

Our production of acetyl products employs leading proprietary and licensed technologies, including our proprietary AO Plus acid-optimization technology for the production of acetic acid and VAntage and VAntage Plus vinyl acetate monomer technology.

Acetyl Derivatives and Polyols.  The acetyl derivatives and polyols business line produces a variety of solvents, polyols, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products.

Many acetyl derivatives products are derived from our production of acetic acid and oxo alcohols. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume;

•	Propyl acetate, an acetate ester that is a solvent used in inks, lacquers and plastics;

•	Methyl ethyl ketone, a solvent used in the production of printing inks and magnetic tapes;

•	Butyric acid, an intermediate for the production of esters used in artificial flavors;

•	Propionic acid, an organic acid used to protect and preserve grain; and

•	Formic acid, an organic acid used in textile dyeing and leather tanning.

Polyols and formaldehyde products are derivatives of methanol and are made up of the following products:

•	Formaldehyde, primarily used to produce adhesive resins for plywood, particle board, POM engineering resins and a compound used in making polyurethane;

•	Polyol products such as trimethylolpropane, used in synthetic lubricants; neopentyl glycol, used in powder coatings; and 1,3-butylene glycol, used in flavorings and plasticizers.

Oxo alcohols and intermediates are produced from propylene and ethylene and include:

•	Butanol, used as a solvent for lacquers, dopes and thinners, and as an intermediate in the manufacture of chemicals, such as butyl acrylate;

•	Propanol, used as an intermediate in the production of amines for agricultural chemicals, and as a solvent for inks, resins, insecticides and waxes.

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

Polyvinyl Alcohol.  Polyvinyl alcohol (“PVOH”) is a performance chemical engineered to satisfy particular customer requirements. It is used in adhesives, building products, paper coatings, films and textiles. The primary raw material to produce PVOH is VAM, while acetic acid is produced as a by-product. Prices vary depending on industry segment and end use application. Products are sold on a global basis, and competition is from all regions of the world. Therefore, regional economies and supply and demand balances affect the level of competition in other regions. According to industry sources on PVOH, we are the largest North American producer of PVOH and the third largest producer in the world.

Emulsions.  The products in our emulsions business include conventional emulsions and high-pressure vinyl acetate ethylene emulsions. Emulsions are made from VAM, acrylate esters and styrene. They are a key component of water-based quality surface coatings, adhesives, non-woven textiles and other applications.

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

In December 2006, we announced plans to sell the oxo products and derivatives businesses as part of our strategy to optimize our portfolio and divest non-core businesses. See Note 31 to the consolidated financial statements for additional information.

During the third quarter of 2006, we discontinued our Pentaerythritol (“PE”) operations.

Facilities

Chemical Products has production sites in the United States, Canada, Mexico, Singapore, Spain, Sweden, Slovenia, the United Kingdom, the Netherlands, France and Germany. The emulsions business line also has tolling arrangements in France. We also participate in a venture in Saudi Arabia that produces methanol and Methyl Tertiary-Butyl Ether (“MTBE”). Over the last few years, we have continued to shift our production capacity to lower cost production facilities while expanding in growth markets, such as China. As a result, we shut down our formaldehyde unit in Edmonton, Alberta, Canada in mid-2004 and announced in August 2005 that we intend to close this facility in 2007.

Markets

The following table illustrates net sales by destination of the Chemical Products segment by geographic region of the Successor for the years ended December 31, 2006 and 2005 and for the nine months ended December 31, 2004 and of the Predecessor for the three months ended March 31, 2004.

Net Sales to External Customers by Destination — Chemical Products

	Successor						Predecessor
	Year Ended		Year Ended		Nine Months Ended		Three Months Ended
	December 31,		December 31,		December 31,		March 31,
	2006		2005		2004		2004
		% of		% of		% of		% of
	$	Segment	$	Segment	$	Segment	$	Segment
	(In millions)
North America	1,630	35%	1,570	38%	923	37%	297	38%
Europe/Africa	1,931	42%	1,625	39%	965	39%	314	40%
Asia/Australia	864	19%	809	19%	484	20%	144	19%
Rest of World	183	4%	159	4%	93	4%	25	3%

Chemical Products markets its products both directly to customers and through distributors. It also utilizes a number of “e-channels”, including its website at www.chemvip.com, as well as system-to-system linking through its industry portal, Elemica.

Acetic acid and VAM are global businesses which have several large customers. Generally, we supply these global customers under multi-year contracts. The customers of acetic acid and VAM produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers and textiles. We have long-standing relationships with most of these customers.

PVOH is sold to a diverse group of regional and multinational customers mainly under single year contracts. The customers of the PVOH business line are primarily engaged in the production of adhesives, paper, films, building products, and textiles.

Emulsions are sold to a diverse group of regional and multinational customers. Customers for emulsions are manufacturers of water-based quality surface coatings, adhesives and non-woven textiles.

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

Competition

Our principal competitors in the Chemical Products segment include Air Products and Chemicals, Inc., Atofina S.A., BASF AG (“BASF”), Borden Chemical, Inc., BP p.l.c., Chang Chun Petrochemical Co., Ltd., Daicel Chemical Industries Ltd. (“Daicel”), The Dow Chemical Company (“Dow”), Eastman Chemical Corporation (“Eastman”), E. I. DuPont de Nemours and Company (”DuPont”), Methanex Corporation, Lyondell Chemical Company, Nippon Gohsei, Perstorp Inc., Rohm & Haas Company, Jiangsu Sopo Corporation (Group) Ltd., Showa Denko K.K., and Kuraray Co. Ltd.

Technical Polymers Ticona

The Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Ticona technical polymers have chemical and physical properties enabling them, among other things, to withstand high temperatures, resist chemical reactions with solvents and resist fracturing or stretching. These products are used in a wide range of performance-demanding applications in the automotive and electronics sectors and in other consumer and industrial goods, often replacing metal or glass. Demand for high performance polymers is expected to grow approximately 5% to 6% per year.

Ticona works in concert with its customers to enable innovations and develop new or enhanced products. Ticona focuses its efforts on developing new markets and applications for its product lines, often developing custom formulations to satisfy the technical and processing requirements of a customer’s applications. For example, Ticona has worked closely with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels in the new generation of common rail diesel engines. The product can also be used in automotive fuel sender units where it remains stable at the high operating temperatures present in direct-injection diesel engines or meet the requirements of the new generation of bio fuels.

Ticona’s customer base consists primarily of a large number of plastic molders and component suppliers, which are often the primary suppliers to original equipment manufacturers (“OEM”). Ticona works with these molders and component suppliers as well as directly with the OEMs to develop and improve specialized applications and systems.

Prices for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided. The specialized product lines are not particularly susceptible to cyclical swings in pricing.

Business Lines

POM is sold under the trademark Hostaform in all regions but North America, where it is sold under the trademark Celcon. Polyplastics and KEPCO are leading suppliers of POM and other engineering resins in the Asia/Pacific region. POM is used for mechanical parts, including door locks and seat belt mechanisms, in automotive applications and in electrical, consumer and medical applications such as drug delivery systems and gears for large appliances.

The primary raw material for POM is formaldehyde, which is manufactured from methanol. Ticona currently purchases formaldehyde in the United States from our Chemical Products segment and, in Europe, manufactures formaldehyde from purchased methanol.

GUR, an ultra high molecular weight polyethylene (“UHMW-PE”), is an engineered material used in heavy-duty automotive and industrial applications such as car battery separator panels and industrial conveyor belts, as well as in specialty medical and consumer applications, such as sports equipment and prostheses. GUR micro powder grades are used for high performance filters, membranes, diagnostic devices, coatings and additives for thermoplastics & elastomers. GUR fibers are also used in protective ballistic applications.

Celstran and Compel are long fiber reinforced thermoplastics, which impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics.

Polyesters such as Celanex PBT, Vandar, a series of PBT-polyester blends and Riteflex, a thermoplastic polyester elastomer, are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance housings, sensor housings, LEDs, and technical fibers. Raw materials for polyesters vary. Base monomers, such as dimethyl terephthalate and PTA, are widely available with pricing dependent on broader polyester fiber and packaging resins market conditions. Smaller volume specialty co-monomers for these products are typically supplied by a few companies.

Liquid crystal polymers (“LCP”), such as Vectra, are used in electrical and electronics applications and for precision parts with thin walls and complex shapes or on high heat cookware application.

Fortron, a polyphenylene sulfide (“PPS”) product, is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance, including fuel system parts, radiator pipes and halogen lamp housings, and often replaces metal in these demanding applications. Other possible application fields include non-woven filtration devices such as coal fired power plants. Fortron is manufactured by Fortron Industries LLC, Ticona’s 50-50 venture with Kureha Corporation (“KCI”) of Japan.

In December 2004, we approved a plan to dispose of our Cyclo-olefine Copolymer (“COC”) business. The sale of the COC business was completed in December 2005.

Facilities

Ticona has polymerization, compounding and research and technology centers in Germany, Brazil and the United States. Ticona’s Kelsterbach, Germany production site is located in close proximity to one of the sites being considered for a new runway under the Frankfurt airport’s expansion plans. In November 2006, we announced a settlement with the Frankfurt Airport (“Fraport”) to relocate the Kelsterbach, Germany operations. The terms of the settlement, which is intended to be cost and tax neutral for Celanese Holdings, should allow Ticona adequate time and resources to select a site, build new production facilities and transition business activities within Germany to a new location by mid-2011. See Note 30 to the consolidated financial statements for further information.

Markets

The following table illustrates the destination of the net sales of the Ticona segment by geographic region of the Successor for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 and of the Predecessor for the three months ended March 31, 2004.

Net Sales to External Customers by Destination — Technical Polymers Ticona

	Successor						Predecessor
					Nine Months		Three Months
	Year Ended		Year Ended		Ended		Ended
	December 31,		December 31,		December 31,		March 31,
	2006		2005		2004		2004
		% of		% of		% of		% of
	$	Segment	$	Segment	$	Segment	$	Segment
	(In millions)
North America	311	34%	339	38%	247	39%	95	42%
Europe/Africa	500	55%	465	53%	331	52%	116	51%
Asia/Australia	55	6%	44	5%	33	5%	9	4%
Rest of World	49	5%	39	4%	25	4%	7	3%

Ticona’s sales in the Asian market are made mainly through its ventures, Polyplastics, KEPCO and Fortron Industries, which are accounted for under the equity method and therefore not included in Ticona’s consolidated net sales. If Ticona’s portion of the sales made by these ventures were included in the chart above, the percentage of sales sold in Asia/Australia would be substantially higher. A number of Ticona’s POM customers, particularly in the appliance, electrical components, toys and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. To meet the expected increased demand in this region, we, along with Polyplastics, Mitsubishi Gas Chemical Company Inc., and KEPCO agreed on a venture which operates a world-scale 60,000 metric ton POM facility in Nantong, China. Through our investment in the aforementioned companies, we indirectly own an approximate 38% interest in this venture. The new plant commenced operations in 2005.

Ticona’s principal customers are consumer product manufactures and suppliers to the automotive industries. These customers primarily produce engineered products, and Ticona works closely with its customers to assist them to develop and improve specialized applications and systems. Ticona has long-standing relationships with most of its major customers, but it also uses distributors for most of its major products, as well as a number of electronic channels, such as its BuyTiconaDirect on-line ordering system, and other electronic marketplaces to reach a larger customer base. For most of Ticona’s product lines, contracts with customers typically have a term of one to two years. A significant swing in the economic conditions of the end markets of Ticona’s principal customers could significantly affect the demand for Ticona’s products.

Competition

Ticona’s principal competitors include BASF, DuPont, DSM N.V., General Electric Company and Solvay S.A. Smaller regional competitors include Asahi Kasei Corporation, Mitsubishi Gas Chemicals, Inc., Chevron Phillips Chemical Company, L.P., Braskem S.A., Lanxess AG, Teijin, Sumitomo, Inc. and Toray Industries Inc.

Acetate Products

The Acetate Products segment consists of acetate filter products or acetate tow and acetate flake, which uses the “Celanese” brand to market its products. The acetate tow market continues to be characterized by stability and expected global growth of between 1% and 2% per year. The segment’s acetate filament business line was discontinued in the fourth quarter of 2005. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Business Lines

Acetate tow is used primarily in cigarette filters. According to the 2006 Stanford Research Institute International Chemical Economics Handbook, we are the world’s leading producer of acetate tow, including production of our ventures in Asia.

We produce acetate flake by processing wood pulp with acetic anhydride. We purchase wood pulp that is made from reforested trees from major suppliers and produce acetic anhydride internally. The acetate flake is then further processed into acetate fiber in the form of a tow band.

We have an approximate 30% interest in three manufacturing ventures in China that produce cellulose acetate flake and tow. Our partner in each of the ventures is a Chinese state-owned tobacco entity. In addition, 12% of our 2006 acetate tow sales were sold directly to China, the largest single market for acetate tow in the world. Two of the ventures completed tow expansions in January 2005, and the third venture completed its tow expansion in June 2005. Flake expansion is expected to be completed in 2007. Although our direct tow sales into China have decreased as a result of the venture expansions, the future dividends that we expect to receive from these ventures are projected to increase.

Acetate Products is continuing its productivity and operations improvement efforts. These efforts are directed toward reducing costs while achieving higher productivity of employees and equipment. In addition to our operating sites’ restructuring activities previously undertaken, we closed our Charlotte, North Carolina administrative and research and development facility. In July 2005, we relocated our Rock Hill, South Carolina administrative functions to our Dallas corporate headquarters. In December 2005, we sold our Rock Hill and Charlotte sites.

Facilities

Acetate Products has production sites in the United States, Canada, Mexico and Belgium, and participates in three manufacturing ventures in China. In October 2004, we announced plans to discontinue our filament business, with operations at our Narrows, Virginia and Ocotlan, Mexico sites, which occurred in the fourth quarter of 2005. Additionally, we announced our intentions to shutdown our high cost operations at our Rock Hill, South Carolina flake production site and our Edmonton, Alberta, Canada flake and tow production site. We shutdown our Rock Hill flake and Edmonton tow operations in the second quarter of 2005 and will shutdown our Edmonton flake facility in early 2007. In addition to the above closures, we re-commissioned our flake operations at Ocotlan in the first quarter of 2005.

Markets

The following table illustrates the destination of the net sales of Acetate Products by geographic region of the Successor for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 and of the Predecessor for the three months ended March 31, 2004.

Net Sales to External Customers by Destination — Acetate Products

	Successor						Predecessor
	Year Ended		Year Ended		Nine Months Ended		Three Months Ended
	December 31,		December 31,		December 31,		March 31,
	2006		2005		2004		2004
		% of		% of		% of		% of
	$	Segment	$	Segment	$	Segment	$	Segment
	(In millions)
North America	127	18%	126	19%	67	15%	24	17%
Europe/Africa	184	26%	202	31%	139	32%	43	29%
Asia/Australia	370	53%	315	48%	222	50%	75	51%
Rest of World	19	3%	16	2%	13	3%	5	3%

Sales in the acetate tow industry were principally to the major tobacco companies that account for a majority of worldwide cigarette production. Our contracts with most of our customers are entered into on an annual basis. In recent years, the cigarette industry has experienced consolidation.

Competition

Principal competitors in the Acetate Products segment include Daicel, Eastman and Rhodia S.A.

In January 2007, we acquired Acetate Products Ltd., a manufacturer of cellulose acetate flake, tow and film, located in the United Kingdom.

Performance Products

The Performance Products segment consists of the food ingredients business conducted by Nutrinova. This business uses its own trade names to conduct business. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Business Lines

Nutrinova’s food ingredients business consists of the production and sale of high intensity sweeteners and food protection ingredients, such as sorbic acid and sorbates worldwide, as well as the resale of other food ingredients mainly in Japan, Australia and Mexico.

Acesulfame potassium, a high intensity sweetener marketed under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® pricing for targeted applications reflects the value added by Nutrinova, such as technical services provided and consistency of product quality. Nutrinova’s strategy is to be the most reliable and highest quality producer of this product, to develop new applications for the product and to expand into new markets. Nutrinova maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe and the United States. Nutrinova’s European and U.S. primary production patents for making Sunett® expired at the end of the first quarter of 2005.

Nutrinova’s food protection ingredients are mainly used in foods, beverages and personal care products. The primary raw materials for these products are ketene and crotonaldehyde. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the prices of raw materials.

Diketene and ketene are both derivatives of acetic acid, one of the primary products of the Chemical Products segment.

Facilities

Nutrinova has production facilities in Germany, as well as sales and distribution facilities in all major world markets.

Markets

The following table illustrates the destination of the net sales of Performance Products by geographic region of the Successor for years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 and of the Predecessor for the three months ended March 31, 2004.

Net Sales to External Customers by Destination — Performance Products

	Successor						Predecessor
					Nine Months		Three Months
	Year Ended		Year Ended		Ended		Ended
	December 31,		December 31,		December 31,		March 31,
	2006		2005		2004		2004
		% of		% of		% of		% of
	$	Segment	$	Segment	$	Segment	$	Segment
				(In millions)
North America	73	42%	58	32%	52	40%	19	43%
Europe/Africa	64	36%	80	44%	49	37%	17	39%
Asia/Australia	25	14%	30	17%	21	16%	6	14%
Rest of World	14	8%	12	7%	9	7%	2	4%

Nutrinova directly markets Sunett® primarily to a limited number of large multinational and regional customers in the beverage and food industry under long-term and annual contracts. Nutrinova markets food protection ingredients primarily through regional distributors to small and medium sized customers and directly through regional sales offices to large multinational customers in the food industry.

Competition

The principal competitors for Nutrinova’s Sunett® sweetener are Holland Sweetener Company, The NutraSweet Company, Ajinomoto Co., Inc., Tate & Lyle plc and several Chinese manufacturers. In sorbates, Nutrinova competes with Nantong AA, Daicel, Yu Yao/Ningbo, Yancheng AmeriPac and other Chinese manufacturers of sorbates.

Other Activities

Other Activities includes revenues mainly from the captive insurance companies, Pemeas GmbH (“Pemeas”) until December 2005 and, since July 2005, AT Plastics. Pemeas develops high temperature membrane assemblies (“MEA”) for fuel cells. We contributed our MEA activity to Pemeas in April 2004. In December 2005, we sold our common stock interest back to Pemeas Corporation. In December 2006, we sold our preferred interest in Pemeas Corporation to BASF. Other Activities also includes corporate activities, several service companies and other ancillary businesses, which do not have significant sales.

Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self insurance for our property, liability and workers compensation risks. The captive insurance companies issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs by avoiding or reducing commercial carrier overhead and regulatory fees. The captive insurance companies issue insurance policies and coordinate claims handling services with third party service providers. They retain risk at levels approved by our board of directors and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third party risks.

Investments

We have a significant portfolio of strategic investments, including a number of ventures, in Asia, North America and Europe. In aggregate, these strategic investments enjoy significant sales, earnings and cash flow. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential. See Note 10 to our consolidated financial statements for additional information.

The table below represents our significant ventures:

Name	Location	Ownership	Segment	Partner(s)	Year Entered

Equity Investments
European Oxo GmbH	Germany	50%	Chemical Products	Degussa AG	2003
KEPCO	South Korea	50%	Ticona	Mitsubishi Gas Chemical Company, Inc.	1999
Polyplastics Co., Ltd.	Japan	45%	Ticona	Daicel Chemical Industries Ltd.	1964
Fortron Industries LLC	U.S.	50%	Ticona	Kureha Corporation	1992
Cost Investments
National Methanol Co.	Saudi Arabia	25%	Chemical Products	Saudi Basic Industries Corporation (“SABIC”)/ CTE Petrochemicals	1981
Kunming Cellulose Fibers Co. Ltd.	China	30%	Acetate Products	China National Tobacco Corp.	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	Acetate Products	China National Tobacco Corp.	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	Acetate Products	China National Tobacco Corp.	1993

Major Equity Investments

European Oxo GmbH.  European Oxo GmbH (“EOXO”) is our 50/50 venture with Degussa for propylene-based oxo chemicals and has production facilities in Oberhausen and Marl, Germany. On August 28, 2006, we entered into an agreement with Degussa pursuant to which Degussa granted us an option to purchase Degussa’s interest in EOXO. In connection with the sale of our oxo products and derivatives businesses discussed herein, we exercised our option and purchased Degussa’s 50% interest on February 23, 2007, which will be subsequently sold to Advent International. See Notes 6 and 31 to the consolidated financial statements for further information.

Korea Engineering Plastics Co. Ltd.  Founded in 1987, KEPCO is the leading producer of polyacetal in South Korea. Mitsubishi owns the remaining 50% of KEPCO. KEPCO operates a 55,000-ton annual capacity POM plant in Ulsan, South Korea and participates in the facility in China mentioned under Polyplastics below.

Polyplastics Co., Ltd.  Polyplastics is a leading supplier of engineering plastics in the Asia-Pacific region. Polyplastics’ principal production facilities are located in Japan, Taiwan, Malaysia and together with KEPCO and Mitsubishi, China. We believe Polyplastics is the largest producer and marketer of POM in the Asia-Pacific region.

Fortron Industries LLC.  Fortron Industries LLC is a venture between us and KCI for PPS. Production facilities are located in Wilmington, North Carolina. We believe Fortron has the leading technology in linear polymer applications.

Other Equity Investments

InfraServs.  We hold ownership interests in several InfraServ groups located in Germany. InfraServs own and develop industrial parks and provide on-site general and administrative support to tenants.

Major Cost Investments

National Methanol Co. (Ibn Sina).  With production facilities in Saudi Arabia, National Methanol Co. represents 2% of the world’s methanol production capacity and is the world’s eighth largest producer of MTBE. Methanol and MTBE are key global commodity chemical products. We indirectly own a 25% interest in National

Methanol Co., with the remainder held by SABIC (50%) and Texas Eastern Arabian Corporation Ltd. (25%). SABIC has responsibility for all product marketing.

China Acetate Products Ventures.  We hold approximately 30% ownership interests (50% board representation) in three separate Acetate Products production entities in China: the Nantong, Kunming and Zhuhai Cellulose Fiber Companies. In each instance, Chinese state-owned entities control the remainder. The ventures fund investments using operating cash flows.

Certain cost investments where we own greater than a 20% ownership interest are accounted for under the cost method of accounting because we cannot exercise significant influence, are not involved in the day-to-day operations and are unable to obtain timely U.S. GAAP financial information from these entities.

Raw Materials and Energy

We purchase a variety of raw materials from sources in many countries for use in our production processes. We have a policy of maintaining, when available, multiple sources of supply for materials. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and acetaldehyde. Although we have been able to obtain sufficient supplies of raw materials, there can be no assurance that unforeseen developments will not affect our raw material supply. Even if we have multiple sources of supply for a raw material, there can be no assurance that these sources can make up for the loss of a major supplier. There cannot be any guarantee that profitability will not be affected should we be required to qualify additional sources of supply in the event of the loss of a sole supplier. In addition, the price of raw materials varies, often substantially, from year to year.

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. Our production facilities rely largely on coal, fuel oil, natural gas and electricity for energy. Most of the raw materials for our European operations are centrally purchased by our subsidiary, which also buys raw materials on behalf of third parties. We manage our exposure through the use of derivative instruments and forward purchase contracts for commodity price hedging, entering into long-term supply agreements and multi-year purchasing and sales agreements. See Notes 4 and 24 to the consolidated financial statements for additional information.

We also currently lease supplies of various precious metals, such as rhodium, used as catalysts for the manufacture of chemical products. With growing demand for these precious metals, most notably in the automotive industry, the cost to purchase or lease these precious metals has increased, caused by a shortage in supply. For precious metals, the leases are distributed between a minimum of three lessors per product and are divided into several contracts. Although we seek to offset increases in raw material prices with corresponding increases in the prices of our products, we may not be able to do so, and there may be periods when such product price increases lag behind raw material cost increases.

Research and Development

All of our businesses conduct research and development activities to increase competitiveness. Ticona and Performance Products, in particular, are innovation-oriented and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. We consider the amount spent during each of the last three fiscal years on research and development activities to be adequate to drive our growth program.

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

In most industrial countries, patent protection exists for new substances and formulations, as well as for unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors and vigorously challenge patent and trademark infringement. For example, Chemical Products maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe, Asia and the United States. We are currently pursuing a number of matters relating to the infringement of our acetic acid patents. Some of our earlier acetic acid patents will expire in 2007; other patent applications covering acetic acid are presently pending.

Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright or trade secret.

Environmental and Other Regulation

Matters pertaining to the environment are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 18 and 25 to the consolidated financial statements

Employees

As of December 31, 2006, we had approximately 8,900 employees worldwide from continuing operations, compared to 9,300 as of December 31, 2005. This represents a decrease of approximately 4%. The following table sets forth the approximate number of employees on a continuing basis as of December 31, 2006, 2005 and 2004.

	Employees as of December 31,
	2006	2005	2004

North America	4,700	4,900	5,500
thereof USA	3,300	3,500	4,000
thereof Canada	500	600	400
thereof Mexico	900	800	1,100
Europe	3,900	4,100	3,300
thereof Germany	2,600	2,800	3,000
Asia	250	200	200
Rest of World	50	100	100

Total Employees	8,900	9,300	9,100

Many of our employees are unionized, particularly in Germany, Canada, Mexico, Brazil, Belgium and France. However, in the United States, less than one quarter of our employees are unionized. Moreover, in Germany and France, wages and general working conditions are often the subject of centrally negotiated collective bargaining agreements. Within the limits established by these agreements, our various subsidiaries negotiate directly with the unions and other labor organizations, such as workers’ councils, representing the employees. Collective bargaining agreements between the German chemical employers associations and unions relating to remuneration typically have a term of one year, while in the United States a three year term for collective bargaining agreements is typical. We offer comprehensive benefit plans for employees and their families and believe our relations with employees are satisfactory.

Backlog

We do not consider backlog to be a significant indicator of the level of future sales activity. In general, we do not manufacture our products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Available Information — Securities and Exchange Commission (“SEC”) Filings and Corporate Governance Materials

We make available free of charge, through our Internet website (www.celanese.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Celanese Holdings LLC, that electronically file with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to Our Business

We are an international company and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have significant operations.

We operate in the global market and have customers in many countries. We have major facilities located in North America, Europe and Asia, hold interests in ventures that operate in Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Consequently, our business and financial results are affected directly and indirectly by world economic, political and regulatory conditions.

Conditions such as the uncertainties associated with war, terrorist activities, epidemics, pandemics or political instability in any of the countries in which we operate could affect us by causing delays or losses in the supply or delivery of raw materials and products as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the United States, Europe, Asia or elsewhere. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in the reporting requirements of the United States, German or European Union governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock.

The industries of many of our customers, particularly the automotive, electrical, construction and textile industries are cyclical in nature and sensitive to changes in economic conditions. A downturn in one or more of these industries may result in a reduction in our operating margins or in operating losses.

Some of the markets in which our customers participate, such as the automotive, electrical, construction and textile industries, are cyclical in nature, thus posing a risk to us which is beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy.

We purchase significant amounts of natural gas, ethylene, butane, methanol and propylene from third parties for use in our production of basic chemicals in the Chemical Products segment, principally formaldehyde, acetic acid and VAM. We use a portion of our output of these chemicals, in turn, as inputs in the production of further products in all our segments. We also purchase significant amounts of cellulose or wood pulp for use in our production of cellulose acetate in the Acetate Products segment. We purchase significant amounts of natural gas, electricity, coal and fuel oil to supply the energy required in our production processes. Prices of natural gas, oil and other hydrocarbons and energy increased dramatically in 2006 and 2005.

We own or lease supplies of various precious metals, such as rhodium, used as catalysts for the production of these chemicals. With growing demand for these precious metals, most notably in the automotive industry, the cost to purchase or lease these precious metals has increased, caused by a shortage in supply.

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

If we are not able to fully offset the effects of higher energy and raw material costs, or if such commodities were unavailable, it could have a significant adverse effect on our financial results.

Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully may harm our competitive position.

Our operating results, especially in our Performance Products and Ticona segments, depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. Likewise, we have undertaken and are continuing to undertake initiatives in all segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.

Costs related to our compliance with environmental laws and regulations, and potential obligations with respect to contaminated sites may have a significant negative impact on our operating results. These include obligations related to sites currently or formerly owned or operated by us, or where waste from our operations was disposed. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between CAG and Hoechst, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Environmental Liabilities” and Notes 18 and 25 to the consolidated financial statements.

Our operations are subject to extensive international, national, state, local, and other supranational laws and regulations that govern environmental and health and safety matters. We incur substantial capital and other costs to comply with these requirements. If we violate them, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. Consequently, compliance with these laws and regulations could result in significant capital expenditures as well as other costs and liabilities, which could cause our business and operating results to be less favorable than expected.

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

Pursuant to the European Union regulation on Risk Assessment of Existing Chemicals, the European Chemicals Bureau of the European Commission has been conducting risk assessments on approximately 140 major chemicals. Some of the chemicals initially being evaluated include VAM, which we produce. These risk assessments entail a multi-stage process to determine to what extent the European Commission should classify the chemical as a carcinogen and, if so, whether this classification and related labeling requirements should apply only to finished products that contain specified threshold concentrations of a particular chemical. In the case of VAM, we currently do not expect a final ruling until the end of 2007. We and other VAM producers are participating in this process with detailed scientific analyses supporting the industry’s position that VAM is not a probable human carcinogen and that labeling of final products should not be required. We cannot predict the outcome or effect of any final ruling.

Several recent studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer or IARC recently reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. IARC also concluded that there is insufficient evidence for a causal association between leukemia and occupational exposure to formaldehyde, although it also characterized evidence for such an association as strong. The results of IARC’s review will be examined by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements. We are a producer of formaldehyde and plastics derived from formaldehyde. We are participating together with other producers and users in the evaluations of these findings. We cannot predict the final effect of IARC’s reclassification.

Other recent initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children’s Chemical Evaluation Program and High Production Volume Chemical Initiative in the United States, as well as various European Commission programs, such as the new European Environment and Health Strategy, commonly known as SCALE, as well as the Proposal for the Registration, Evaluation, Authorization and Restriction of Chemicals or REACH. REACH, which the European Commission proposed in October 2003, will establish a system to register and evaluate chemicals manufactured in, or imported to, the European Union. Additional testing, documentation and risk assessments will occur for the chemical industry. This will affect European producers of chemicals as well as all chemical companies worldwide that export to member states of the European Union.

The above-mentioned assessments in the United States and Europe may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.

Our production facilities handle the processing of some volatile and hazardous materials that subject us to operating risks that could have a negative effect on our operating results.

Our operations are subject to operating risks associated with chemical manufacturing, including the related storage and transportation of raw materials, products and waste. These risks include, among other things pipeline and storage tank leaks and ruptures, explosions and fires and discharges or releases of toxic or hazardous substances.

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

Recently proposed federal legislation aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could, if passed into law, require us to relocate certain manufacturing activities and require us to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

Legislation is currently pending in Congress which is aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to proposed legislation, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. Pending legislation will likely be revised further, and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been proposed and which would be more costly to us. We cannot predict the final form of currently pending legislation, or other related legislation that may be passed and can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period.

Our significant non-U.S. operations expose us to global exchange rate fluctuations that could adversely impact our profitability.

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange and interest rates. As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the euro, may materially affect our operating results. For example, changes in currency exchange rates may decrease our profits in comparison to the profits of our competitors on the same products sold in the same markets and increase the cost of items required in our operations.

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

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively, and volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk. Since a portion of our indebtedness is and will be denominated in currencies other than U.S. dollars, a weakening of the U.S. dollar could make it more difficult for us to repay our indebtedness.

We use financial instruments to hedge our exposure to foreign currency fluctuations, but we cannot guarantee that our hedging strategies will be effective.

Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows

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

Under its 1999 demerger agreement with Hoechst, CAG agreed to indemnify Hoechst for environmental liabilities that Hoechst may incur with respect to CAG’s German production sites, which were transferred from Hoechst to CAG in connection with the demerger. CAG also has an obligation to indemnify Hoechst against liabilities for environmental damages or contamination arising under certain divestiture agreements entered into by Hoechst prior to the demerger. As the indemnification obligations depend on the occurrence of unpredictable future events, the costs associated with them are not yet determinable and may materially affect operating results.

CAG’s obligation to indemnify Hoechst against liabilities for environmental contamination in connection with the divestiture agreements is subject to the following thresholds:

•	CAG will indemnify Hoechst for the total amount of these liabilities up to €250 million;

•	Hoechst will bear the full amount of those liabilities between €250 million and €750 million; and

•	CAG will indemnify Hoechst for one third of those liabilities for amounts exceeding €750 million.

CAG has made total cumulative payments through December 31, 2006 of $44 million for environmental contamination liabilities in connection with the divestiture agreements, and may be required to make additional payments in the future. As of December 31, 2006, we have reserves of approximately $33 million for this contingency, and may be required to record additional reserves in the future.

Also, CAG has undertaken in the demerger agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, in relation to assets included in the demerger, where such liabilities have not been demerged due to transfer or other restrictions. CAG did not make any payments to Hoechst during the year ended December 31, 2006, 2005 or 2004 in connection with this indemnity.

Under the demerger agreement, CAG will also be responsible, directly or indirectly, for all of Hoechst’s obligations to past employees of businesses that were demerged to CAG. Under the demerger agreement, Hoechst agreed to indemnify CAG from liabilities (other than liabilities for environmental contamination) stemming from the agreements governing the divestiture of Hoechst’s polyester businesses, which were demerged to CAG, insofar as such liabilities relate to the European part of that business. Hoechst has also agreed to bear 80% of the financial obligations arising in connection with the government investigation and litigation associated with the sorbates industry for price fixing described in Note 25 to the consolidated financial statements, and CAG has agreed to bear the remaining 20%.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings, primarily borrowings under the amended and restated senior credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same. As of December 31, 2006, we had approximately $1.9 billion of variable rate debt, of which $0.3 billion is hedged with an interest rate swap, which leaves us approximately $1.6 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $16 million. There can be no assurance that interest rates will not rise significantly in the future. Such an increase could have an adverse impact on our future results of operations and cash flows.

The disposition by the Original Shareholders of at least 90% of their equity interest in Celanese Corporation will satisfy a vesting condition under our deferred compensation plan.

In December 2004, we approved, among other incentive and retention programs, a deferred compensation plan for executive officers and key employees. The programs were intended to align management performance with the creation of shareholder value. The deferred compensation plan has an aggregate maximum amount payable of $196 million over five years ending in 2009. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $142 million is subject to downward adjustment if the price of Celanese Corporation’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (i) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in Celanese Corporation with at least a 25% cash internal rate of return on their equity interest. The Original Shareholders have an equity interest of approximately 14.09% in Celanese Corporation. Upon the occurrence of a qualifying sale, as defined, the amount vested and payable under the plan as of December 31, 2006 would be approximately $75 million, exclusive of $19 million accrued in 2006 and payable in 2007 due to the accelerated vesting of certain plan participants.

Our future success will depend in part on our ability to protect our intellectual property rights. Our inability to enforce these rights could reduce our ability to maintain our market position and our profit margins.

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

We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding patents have expired. If we are not successful in protecting our trademark or patent rights, our revenues, results of operations and cash flows may be adversely affected.

Risks Related to the Acquisition of CAG

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the domination and profit and loss transfer agreement (“Domination Agreement”) may be increased, which may further reduce the funds the Purchaser can otherwise make available to us.

Several minority shareholders of CAG have initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination

Agreement. On March 14, 2005, the Frankfurt District Court dismissed on grounds of inadmissibility the motions of all minority shareholders regarding the initiation of these special award proceedings. In January 2006, the Frankfurt Higher District Court ruled that the appeals were admissible, and the proceedings will therefore continue. On December 12, 2006, the Frankfurt District Court appointed an expert to help determine the value of CAG. As a result of these proceedings, the amounts of the fair cash compensation and of the guaranteed annual payment could be increased by the court, and the Purchaser would be required to make such payments within two months after the publication of the court’s ruling. Any such increase may be substantial. All minority shareholders including those who have already received the fair cash compensation would be entitled to claim the respective higher amounts. This may reduce the funds the Purchaser can make available to us and, accordingly, diminish our ability to make payments on our indebtedness. See Notes 2 and 25 to our consolidated financial statements for further information.

The Purchaser may be required to compensate CAG for annual losses, which may reduce the funds the Purchaser can otherwise make available to us.

Under the Domination Agreement, the Purchaser is required, among other things, to compensate CAG for any annual loss incurred, determined in accordance with German accounting requirements, by CAG at the end of the fiscal year in which the loss was incurred. This obligation to compensate CAG for annual losses will apply during the entire term of the Domination Agreement. If CAG incurs losses during any period of the operative term of the Domination Agreement and if such losses lead to an annual loss of CAG at the end of any given fiscal year during the term of the Domination Agreement, the Purchaser will be obligated to make a corresponding cash payment to CAG to the extent that the respective annual loss is not fully compensated for by the dissolution of profit reserves accrued at the level of CAG during the term of the Domination Agreement. The Purchaser may be able to reduce or avoid cash payments to CAG by off-setting against such loss compensation claims by CAG any valuable counterclaims against CAG that the Purchaser may have. If the Purchaser is obligated to make cash payments to CAG to cover an annual loss, we may not have sufficient funds to make payments on our indebtedness when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of CAG, the Purchaser may not be able to satisfy its obligation to fund such shortfall. See Note 2 to the consolidated financial statements.

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

The price paid by the Purchaser for the acquisition of the remaining outstanding CAG shares may be challenged in court.

The price could increase if the amount of fair cash compensation is successfully challenged in court. See Note 25 to our consolidated financial statements for further information.

Risks Related to Our Indebtedness

Our high level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.

We are highly leveraged. Our total indebtedness is approximately $3.1 billion as of December 31, 2006.

Our substantial debt could have important consequences, including:

•	making it more difficult for us to make payments on our debt;

•	increasing vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, primarily the borrowings under the amended and restated senior credit facilities, are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Despite our current high leverage, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks of our high leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt do not fully prohibit us from doing so. If new debt, including amounts available under our amended and restated senior credit facilities, is added to our current debt levels, the related risks that we now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations.”

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.

Our ability to satisfy our cash needs depends on cash on hand, receipt of additional capital, including possible additional borrowings, and receipt of cash from our subsidiaries by way of distributions, advances or cash payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations.”

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

The amended and restated senior credit facilities and the indentures governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. The covenants contained in the indentures limit the ability of Crystal LLC, BCP Crystal and their restricted subsidiaries to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions on or repurchase their capital stock or make other restricted payments, make investments, and sell certain assets.

In addition, the amended and restated senior credit facilities contain covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond its control, and it may not be able to meet those tests at all. A breach of any of these covenants could result in a default under the amended and restated senior credit facilities. Upon the occurrence of an event of default under the amended and restated senior credit facilities, the lenders could elect to declare all amounts outstanding under the amended and restated senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the amended and restated senior credit facilities could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral under the amended and restated senior credit facilities. If the lenders under the amended and restated senior credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts borrowed under the amended and restated senior credit facilities as well as their other indebtedness.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Description of Property

As of December 31, 2006, we had numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2006.

Site	Leased/Owned	Products/Functions

Corporate Offices
Dallas, Texas, USA	Leased	Corporate headquarters
Kronberg/Taunus, Germany	Leased	Administrative offices
Chemical Products
Bay City, Texas, USA	Owned	Butyl acetate, Iso-butylacetate, Propylacetate, VAM, Carboxylic acids, n/i-Butyraldehyde, Butyl alcohols, Propionaldehyde, Propyl alcohol
Bishop, Texas, USA	Owned	Formaldehyde, Methanol, Pentaerythritol, Polyols
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Calvert City, Kentucky, USA	Leased	PVOH
Cangrejera, Veracruz, Mexico	Owned	Acetic anhydride, Acetone derivatives, Ethyl acetate, VAM, Methyl amines
Clear Lake, Texas, USA	Owned	Acetic acid, VAM
Edmonton, Alberta, Canada	Owned	Methanol

Site	Leased/Owned	Products/Functions

Enoree, South Carolina, USA	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Frankfurt am Main, Germany	Owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Acetaldehyde, Butyl acetate Conventional emulsions,Vinyl acetate ethylene emulsions, VAM
Geleen, Netherlands	Owned	Vinyl acetate ethylene emulsions
Guardo, Spain	Owned	PVOH, Polyvinyl acetate
Meredosia, Illinois, USA	Owned	Vinyl acetate ethylene emulsions, Conventional emulsions
Nanjing, China	Leased	Acetic acid, Acetic anhydride
Oberhausen, Germany	Owned by InfraServ GmbH & Co. Oberhausen KG, in which CAG holds an 84.0% limited partnership interest	Amines, Carboxylic acids, Neopentyl glycols
Pampa, Texas, USA	Owned	Acetic acid, Acetic anhydride, Ethyl acetate
Pardies, France	Owned	Acetic acid, VAM
Roussillon, France	Leased	Acetic anhydride, Polyvinyl acetate
Pasadena, Texas, USA	Leased	PVOH
Jurong Island, Singapore	Owned	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Koper, Slovenia	Owned	Conventional emulsions
Shanghai, China	Leased	Acetic acid
Tarragona, Spain	Owned by Complejo Industrial Taqsa AIE, in which CAG holds a 15.0% share	Vinyl acetate monomer, Vinyl acetate ethylene emulsions, Conventional emulsions
Tarragona, Spain	Owned	PVOH
Perstorp, Sweden	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Warrington, UK	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Acetate Products
Edmonton, Alberta, Canada(1)	Owned	Flake
Lanaken, Belgium	Owned	Tow
Little Heath, Coventry, UK(2)	Leased	Tow
Narrows, Virginia, USA	Owned	Tow, Flake
Ocotlán, Jalisco, Mexico	Owned	Tow, Flake
Spondon, Derby, UK(2)	Owned	Tow, Flake and Films

Site	Leased/Owned	Products/Functions

Technical Polymers Ticona
Auburn Hills, Michigan, USA	Leased	Automotive Development Center
Bishop, Texas, USA	Owned	POM (Celcon), PE-UHMW (GUR), Compounding
Florence, Kentucky, USA	Owned	Compounding
Kelsterbach, Germany(3)	Owned by InfraServ GmbH & Co. Kelsterbach KG, in which CAG holds a 100.0% limited partnership interest	LFT (Celstran), POM (Hostaform), Compounding
Oberhausen, Germany	Owned by InfraServ GmbH & Co. Oberhausen KG, in which CAG holds an 84.0% limited partnership interest	PE-UHMW (GUR)
Shelby, North Carolina, USA	Owned	LCP, PBT and PET (Celanex), Compounding
Suzano, Brazil	Owned	Compounding
Wilmington, North Carolina, USA	Owned by Fortron Industries LLC, a non-consolidated venture, in which we have a 50% interest, except for adjacent administrative office space which is leased by the venture	PPS (Fortron)
Winona, Minnesota, USA	Owned	LFT (Celstran)
Performance Products
Frankfurt am Main, Germany	Owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Sorbates, Sunett®

(1)	The Edmonton flake facility is expected to be closed in 2007.

(2)	Acquired in the January 2007 Acetate Products Limited acquisition.

(3)	Will be relocated as a result of the Frankfurt, Germany Airport settlement. See Note 30 to the consolidated financial statements for additional information.

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

For information on environmental issues associated with our properties, see “Business — Environmental and Other Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Matters.” Additional information with respect to our property, plant and equipment, and leases is contained in Notes 11 and 23 to the consolidated financial statements.

Item 3.	Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period. See Note 25 (“commitments and contingencies”) to the consolidated financial statements for a discussion of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

The information called for by Item 4 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries.)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our equity.

Holders

All of the membership interests of Celanese Holdings are held by Crystal US Holdings 3 L.L.C., a Delaware limited liability company (“Crystal LLC”).

Dividend Policy

The amount available to us to pay cash dividends is restricted by our subsidiaries’ debt agreements. The indentures governing the senior subordinated notes limit, but do not prohibit, the ability of Celanese Holdings and our subsidiaries to make distributions. Any decision to make distributions in the future will be made at the discretion of Crystal LLC and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that Crystal LLC may deem relevant.

Celanese Holdings Purchases of its Equity Securities

None.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The information called for by Item 6 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries.)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, the term “Celanese Holdings” refers to Celanese Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The terms the “Company,” “we,” “our,” “us,” and Successor refer to Celanese Holdings LLC and its subsidiaries on a consolidated basis. The term “BCP Crystal” refers to our subsidiary, BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group.

You should read the following discussion and analysis of the financial condition and the results of operations together with the consolidated financial statements and the accompanying notes to consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The following discussion and analysis of financial condition and results of operations covers periods prior and subsequent to the acquisition of CAG and its subsidiaries (collectively “CAG” or the “Predecessor”). Accordingly, the discussion and analysis of historical periods prior to the acquisition do not reflect the significant impact that the acquisition of CAG has had and will have on the Successor, including increased leverage and liquidity requirements as well as purchase accounting adjustments. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters (see Note 4 to the notes to consolidated financial statements). Investors are cautioned that the forward-looking statements contained in this section involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See “Forward-Looking Information” located below.

The results for the nine months ended December 31, 2005 and the three months ended March 31, 2005 have not been audited and should not be taken as an indication of the results of operations to be reported for any subsequent period or for the full fiscal year.

Reconciliation of Non-U.S. GAAP Measures: We believe that using non-U.S. GAAP financial measures to supplement U.S. GAAP results is useful to investors because such use provides a more complete understanding of the factors and trends affecting the business other than disclosing U.S. GAAP results alone. In this regard, we disclose net debt, which is a non-U.S. GAAP financial measure. Net debt is defined as total debt less cash and cash equivalents. We use net debt to evaluate the capital structure. Net debt is not a substitute for any U.S. GAAP financial measure. In addition, calculations of net debt contained in this report may not be consistent with that of other companies. The most directly comparable financial measure presented in accordance with U.S. GAAP in our financial statements for net debt is total debt. For a reconciliation of net debt to total debt, see “Financial Highlights” below. For a reconciliation of trade working capital to working capital components, see “Selected Financial Data.”

Forward-Looking Statements May Prove Inaccurate

This Annual Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this Annual Report that are not historical facts. When used in this document, words such as “anticipate,” “believe,” ”estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

See the Risk Factors section under Part 1, Item 1A for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of fuel oil, natural gas, coal, electricity and petrochemicals such as ethylene, propylene and butane, including changes in production quotas in OPEC countries and the deregulation of the natural gas transmission industry in Europe;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of patent and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates;

•	pending or future challenges to the domination and profit and loss transfer agreement (“Domination Agreement”); and

•	various other factors, both referenced and not referenced in this document.

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

Basis of Presentation

The Successor period represents our audited consolidated financial position as of December 31, 2006 and 2005 and our audited consolidated results of operations and cash flows for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 and its unaudited interim consolidated results of operations and cash flows for the nine months ended December 31, 2005 and the three months ended March 31, 2005. These consolidated financial statements reflect the application of purchase accounting relating to the original acquisition of CAG and purchase price accounting adjustments relating to the acquisitions of Vinamul, Acetex and additional CAG shares acquired during the year ended December 31, 2005.

The Predecessor period represents CAG’s audited interim consolidated results of operations and cash flows for the three months ended March 31, 2004. These consolidated financial statements relate to periods prior to the acquisition of CAG and present CAG’s historical basis of accounting without the application of purchase accounting.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters.

Celanese Corporation, the ultimate parent of Celanese Holdings, Change in Ownership, Initial Public Offering and Concurrent Financing

Pursuant to a voluntary tender offer commenced in February 2004, the Purchaser, an indirect wholly owned subsidiary of the Company, on April 6, 2004, acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares, for a purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”). During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Purchaser acquired additional CAG shares for $473 million and $33 million, respectively, including direct acquisition costs of $4 million and less than $1 million, respectively. As of December 31, 2006, our ownership percentage in CAG was approximately 98%. As a result of the effective registration of the Squeeze-Out (as defined in Note 2 to the consolidated financial statements) in the commercial register in December 2006, we acquired the remaining 2% of CAG in January 2007.

On November 3, 2004, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd. reorganized as a Delaware corporation and changed its name to Celanese Corporation. Additionally, BCP Crystal Holdings Ltd. 2, a subsidiary of Celanese Corporation, was reorganized as a Delaware limited liability company and changed its name to Celanese Holdings LLC.

In January 2005, Celanese Corporation completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. Celanese Corporation contributed $572 million of the net proceeds to the Company, through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company’s senior subordinated notes, which includes an early redemption premium of $51 million.

Overview

We are an integrated global hybrid producer of value-added industrial chemicals. We are the world’s largest producer of acetyl products, including acetic acid and vinyl acetate monomer (“VAM”), polyacetal products (“POM”), as well as a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. We believe that approximately 95% of our differentiated intermediate and specialty products hold first or second market positions globally. Our operations are located primarily in North America, Europe and Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating and purchasing efficiencies and proprietary production technologies. In addition, we have a significant portfolio of strategic investments, including a number of ventures in North America, Europe and Asia. Collectively, these strategic investments create value for the Company and contribute significantly to sales, earnings and cash flow. These investments play an integral role in our strategy for growth and expansion of our global reach. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential.

We operate principally through four business segments: Chemical Products, Technical Polymers Ticona (“Ticona”), Acetate Products and Performance Products. For further detail on the business segments, see below “Summary by Business Segment” in the “Results of Operations” section of MD&A.

Sale of Oxo Products and Derivatives businesses

On December 13, 2006, we signed a definitive agreement to sell our oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a joint venture between CAG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement adjustments. We anticipate the sale to be completed in the first quarter of 2007. During the year ended December 31, 2006, we recorded approximately $8 million of expense to Gain (loss) on disposition of assets, net for incremental costs associated with this pending divestiture.

Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, we reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, we will transition our administration and operations from Kelsterbach to another location in Germany by mid-2011. Over a five-year period, Fraport will pay us a total of €650 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. As of December 31, 2006, Fraport has paid us a total of €20 million ($26 million) towards the transition. The amount has been accounted for as deferred income, is included in Other liabilities in the consolidated balance sheet as of December 31, 2006 and is reflected as an investing activity in the consolidated statement of cash flows for the year ended December 31, 2006.

Financial Reporting Changes

See Note 5 to the consolidated financial statements for information regarding financial reporting changes and recent accounting pronouncements.

Major Events In 2006

•	As noted above, in December 2006, we reached a settlement with Fraport related to the planned Frankfurt airport expansion.

•	As noted above, in December 2006, we signed a definitive agreement to sell our oxo products and derivative businesses, including EOXO, a joint venture between CAG and Degussa, to Advent International.

•	In December 2006, we sold our preferred interest in Pemeas GmbH to BASF and received net proceeds from the sale of €9 million and recognized a gain of €8 million.

•	The Squeeze-Out (as defined in Note 2 to the consolidated financial statements) was approved by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006. As a result of the effective registration of the Squeeze-Out in the commercial register in December 2006, we acquired the remaining 2% of CAG in January 2007.

•	Announced plans to relocate the strategic management of the Acetyls business to Shanghai, China, in 2007.

•	In August 2006, we signed a definitive agreement to purchase the cellulose acetate flake, tow and film business of Acetate Products Limited for a purchase price of approximately £57 million ($110 million), subject to certain adjustments as defined in the agreement. The transaction closed on January 31, 2007. See Note 31 to the consolidated financial statements for additional information.

•	In August 2006, we entered into an agreement with Degussa pursuant to which Degussa granted us an option to purchase Degussa’s interest in our EOXO venture. The option is exercisable until June 30, 2007 and is subject to certain conditions. In connection with the sale of our oxo products and derivatives businesses noted above, exercised our option and purchased Degussa’s 50% interest on February 23, 2007, which will be subsequently sold to Advent International. See Notes 6 and 31 to the consolidated financial statements for additional information.

•	We shut down our Pentaerythritol (“PE”) operations during the third quarter of 2006.

•	In July 2006, we made a $100 million equivalent voluntary prepayment on our senior term loan facility. In connection with the voluntary prepayment, we wrote off approximately $1 million of unamortized deferred financing fees associated with the senior term loan facility.

Major Events In 2005

•	In December 2005, we reached settlements with two insurers of CNA Holdings pursuant to which CNA Holdings will be paid a total of $16 million in the next two years ($7 million in 2006 and $9 million in 2007) in exchange for the release of certain claims against the policy of the insurer. We recorded approximately $30 million in income to other (charges) gains, net for two plumbing action insurance settlements in the fourth quarter of 2005.

•	In December 2005, we resolved litigation pertaining to antitrust claims filed against certain shipping companies. Pursuant to these agreements, we received net proceeds of approximately $36 million which was recorded as a reduction to cost of sales in the fourth quarter of 2005.

•	In December 2005, we announced a plan to develop our Nanjing, China site into an integrated chemical complex that will include a 600,000 metric ton acetic acid plant, a vinyl acetate unit and a vinyl acetate emulsions unit. Startup is targeted for the first half of 2007.

•	In December 2005, we sold our Cyclo-olefine Copolymer business (“COC”) to a venture of Japan’s Daicel Chemical Industries Ltd. (“Daicel”) and Polyplastics Co, Ltd. (”Polyplastics”). Daicel holds a majority stake in the venture with 55% interest and Polyplastics, which itself is a venture between us and Daicel, owns the remaining 45%. The transaction resulted in a loss of approximately $35 million.

•	In December 2005, we completed the sale of our common stock interest in the Pemeas GmbH fuel cell venture and recognized a gain of less than $1 million.

•	In December 2005, we announced that discussions regarding the venture project being developed by Acetex and Tasnee Petrochemicals in the Kingdom of Saudi Arabia have been temporarily suspended due to the current high demand on contractors and vendors which have affected expected project costs.

•	In December 2005, we announced our intention to pursue strategic alternatives for our Pampa, Texas plant. The facility, which produces a variety of products based on butane, including 290,000 metric tons of acetic acid, faces competitive pressures due to the technology utilized.

•	Increased our ownership of CAG to approximately 98% as of November 2, 2005 following an agreement with major shareholders and ongoing tender offers. In November 2005, Celanese Corporation’s Board of Directors granted approval to effect a Squeeze-Out of the remaining minority shareholders of CAG. See Note 2 to the consolidated financial statements for additional information.

•	In the fourth quarter of 2005, we exited our filament business (See Note 6 to the notes to consolidated financial statements).

•	In October 2005, we completed the sale of our acetate manufacturing facility in Rock Hill, South Carolina to Greens of Rock Hill LLC. Production at the facility was phased out earlier in 2005 as part of our previously announced plans to consolidate our acetate flake manufacturing operations. We recognized a gain on sale of approximately $23 million, which includes the reversal of $12 million of asset retirement obligations and $7 million of environmental reserves, as the purchaser assumed these obligations.

•	In August 2005, Celanese Corporation’s board adopted a dividend policy and began to pay common shareholders a dividend of $0.16 per share annually, or 1%, based on the initial public offering price of $16 per share.

•	In July 2005, we completed the acquisition of Acetex Corporation for $270 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. We also redeemed Acetex’s outstanding 10 7/8% senior notes primarily with available cash of $280 million. See Note 6 to the consolidated financial statements for additional information.

•	Completed the transition to purchase our total requirements for Gulf Coast methanol from Southern Chemical Corporation, a Trinidad-based supplier.

•	Announced plans to construct a world-scale plant for the manufacture of GUR® ultra-high molecular weight polyethylene in Asia. Production is expected to begin in the second half of 2007.

•	Announced plans to implement our next generation of vinyl acetate monomer technology, known as VAntage Plustm. We expect to further improve production efficiency and lower operating costs across our global manufacturing platform through the use of this technology.

•	Continued to focus the product portfolio by exiting non-strategic businesses, such as the high performance polymer polybenzamidazole (“PBI”), vectran polymer and emulsion powders.

•	In February 2005, we completed the acquisition of Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (“ICI”) for $208 million. See Note 6 to the consolidated financial statements for additional information.

•	In January 2005, Celanese Corporation completed an initial public offering of 50,000,000 shares of Series A common stock, and concurrently issued 9,600,000 shares of convertible perpetual preferred stock. See Note 3 to the consolidated financial statements for additional information.

Major Events In 2004

•	In December 2004, we approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees, as well as other management incentive programs.

•	In November 2004, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd., reorganized as a Delaware company and changed its name to Celanese Corporation.

•	In response to greater demand for Ticona’s technical polymers, two projects were announced to expand manufacturing capacity. Ticona announced plans to increase production of polyacetal in North America by about 20%, raising total capacity to 102,000 tons per year at the Bishop, Texas facility. This project was completed in October 2004.

•	In October 2004, we completed an organizational restructuring. See Note 2 to the consolidated financial statements.

•	In October 2004, we announced plans to implement a strategic restructuring of our acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. The restructuring resulted in $50 million of asset impairment charges recorded as an other (charge) gain, net and $12 million in charges to depreciation for related asset retirement obligations for the nine months ended December 31, 2004.

Financial Highlights

	Successor					Predecessor
					Three	Three
			Nine Months	Nine Months	Months	Months
	Year Ended	Year Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	March 31,	March 31,
	2006	2005	2005	2004	2005	2004
			(Unaudited)		(Unaudited)
	(In $ millions)
Statement of Operations Data:
Net sales	6,656	6,033	4,564	3,718	1,469	1,209
Selling general and administrative expenses	(532)	(506)	(361)	(454)	(145)	(136)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	5	34	34	1	—	—
Restructuring, impairment and other charges, net	(15)	(100)	(62)	(83)	(38)	(28)
Operating profit	753	578	419	72	159	46
Equity in net earnings of affiliates	86	61	46	36	15	12
Interest expense	(253)	(322)	(182)	(239)	(140)	(6)
Earnings (loss) from continuing operations before tax and minority interests	713	440	393	(114)	47	66
Income tax provision	(270)	(61)	(44)	(70)	(17)	(15)
Earnings (loss) from continuing operations	439	342	337	(192)	5	51
Earnings (loss) from discontinued operations	(1)	1	(9)	5	10	27
Net earnings (loss)	438	343	328	(187)	15	78
Other Data:
Depreciation and amortization	283	286	223	181	63	70
Operating margin (1)	11.3%	9.6%	9.2%	1.9%	10.8%	3.8%
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	10.7%	7.3%	8.6%	(3.1%)	3.2%	5.5%

(1)	Defined as operating profit divided by net sales.

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	309	155
Plus: Long-term debt	2,769	2,903

Total debt	3,078	3,058
Less: Cash and cash equivalents	790	389

Net debt	2,288	2,669

Summary of Consolidated Results for the Year Ended December 31, 2006 compared with Year Ended December 31, 2005

Net Sales

For the year ended December 31, 2006, net sales increased by 10.3% to $6,656 million compared to the same period in 2005. An increase in pricing of 4% for the year ended December 31, 2006 driven by continued strong demand for the majority of our products and higher raw material and energy costs contributed to the improvement in net sales. Also, an increase in overall volumes of 1% for the year ended December 31, 2006, driven by our Ticona and Performance Products business segments, contributed to the increase in net sales. The volume increases are the results of increased market penetration from several of Ticona’s key products, an improved business environment in Europe, continued growth in Asia and continued growth in new and existing applications from our Sunett® sweetener. Additionally, net sales from Acetex of $542 million contributed to the increase in net sales for the year ended December 31, 2006 as compared to $247 million of net sales from Acetex for the same period in 2005. The Acetex business was acquired in July 2005.

Gross Profit

Gross profit as a percentage of net sales remained flat for the year ended December 31, 2006 (21.7%) compared to the same period in 2005 (21.6%). Overall higher raw material and energy costs were mostly offset by higher volumes and pricing. Volumes increased for such products as acetyls, acetyl derivative products, POM, Vectra and GUR while overall pricing increased, driven by increases in acetyls and acetyl derivative products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $26 million to $532 million for the year ended December 31, 2006 compared to the same period last year. The increase consists of stock-based compensation expense of $20 million resulting from our adoption of SFAS No. 123(R) and $14 million related to our long-term incentive plan. Additionally, the year ended December 31, 2006 included additional selling, general and administrative expenses from the Acetex business, which was acquired in July 2005, as well as costs related to executive severance and legal costs associated with the Squeeze-Out of CAG shareholders of $23 million. These expenses were mostly offset by ongoing cost savings initiatives from the Ticona and Acetate Products segments and lower costs from the divestiture of the COC business.

Other (Charges) Gains, Net

The components of other (charges) gains, net for the years ended December 31, 2006 and 2005 were as follows:

	Successor
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(In $ millions)

Employee termination benefits	(12)	(23)
Plant/office closures	1	(4)

Total restructuring	(11)	(27)
Environmental related plant closures	—	(12)
Plumbing actions	5	34
Asset impairments	—	(25)
Other	(4)	(36)

Total other (charges) gains, net	(10)	(66)

Other (charges) gains, net for the year ended December 31, 2006 decreased $56 million compared to the same period in 2005. The decrease is due to the absence of environmental related plant closures of $12 million, the absence of asset impairment charges of $25 million related to the divestiture of our COC business and the absence of $35 million related to the termination of advisor monitoring services, all of which were recorded in 2005.

Operating Profit

Operating profit for the year ended December 31, 2006 increased 30.3% compared to the same period last year. This is principally driven by higher overall volumes and pricing, lower other (charges) gains, net and productivity improvements. Also, the year ended December 31, 2006 included operating profit from Acetex of $5 million, an increase of $8 million compared to the same period in 2005.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased 41% in the year ended December 31, 2006 compared to the same period last year. The increase was primarily due to additional income of $8 million from the Infraserv affiliates, $4 million from our Ticona affiliates, as well as the absence of a $10 million loss from Estech GmbH, recorded in 2005.

Interest Expense

Interest expense decreased to $253 million for the year ended December 31, 2006 from $322 million in the same period last year. The decrease is primarily due to the absence of $23 million related to accelerated amortization of deferred financing costs and $55 million related to early redemption premiums associated with the partial redemption of the senior subordinated notes, and floating rate term loan, both recorded in 2005.

Income Taxes

Income tax expense increased by $209 million to $270 million for the year ended December 31, 2006 and the effective tax rate for this period was 38%, slightly higher than the combined federal and state statutory rate of 37%. The effective tax rate was favorably impacted by unrepatriated low taxed earnings, primarily in Singapore. The effective tax rate was unfavorably affected by (1) dividends and other passive income inclusions from foreign subsidiaries and equity investments, and (2) higher tax rates in certain foreign jurisdictions, primarily Germany. The effective rate reflects a partial benefit for the reversal of valuation allowance on earnings in the U.S. of $5 million. Reversals of valuation allowance established at the Acquisition resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of goodwill, which amounted to $84 million in 2006.

Earnings (Loss) from Discontinued Operations

Earnings (loss) from discontinued operations primarily relates to Acetate Products’ filament operations, which were discontinued during the fourth quarter of 2005, and Chemical Products’ Pentaerythritol (“PE”) operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to the filament and PE operations are reflected as a component of discontinued operations.

Summary of Consolidated Results for the Three Months Ended March 31, 2005 and the Nine Months Ended December 31, 2005 compared with the Three Months Ended March 31, 2004 and the Nine Months Ended December 31, 2004

Net Sales

Net sales increased 22.8% to $4,564 million in the nine months ended December 31, 2005 compared to the same period in 2004. The improvement is primarily due to an 11% increase in net sales from the Vinamul and Acetex acquisitions and 11% higher pricing, mainly in the Chemical Products segment. Net sales from Vinamul and Acetex (including AT Plastics) were approximately $280 million and approximately $247 million, respectively. These increases are partially offset by a 1% decline in volumes primarily from the Chemical Products’ acetyl derivatives business line and a decline in Ticona’s polyacetal volumes, partially offset by improved volumes from Acetate Products and Performance Products. For Chemical Products, this is primarily due to weaker European market conditions. The decline for Ticona is due to a weak European automotive market and reduced sales to lower-end applications. Acetate Products volumes improved 7% due to higher flake sales to our recently expanded China tow ventures, which were partially offset by lower tow volumes due to the shutdown of the Canadian tow plant. Volumes from Performance Products improved primarily for the Sunett® sweetener and sorbates due to continued growth from new and existing applications mainly in the U.S. and European beverage and confectionary markets.

Net sales rose 21.5% to $1,469 million in the first quarter of 2005 compared to the same period in 2004 primarily on higher pricing of 15%, mainly in the Chemical Products segment. Favorable currency movements, higher volumes, and a composition change in the Chemical Products segment each increased net sales by 2%.

The segment composition changes consisted of the acquisition of Vinamul in February 2005, which was partly offset by the effects of a contract manufacturing arrangement under which certain acrylates products are now being sold. Only the margin realized under the contract manufacturing arrangement is included in net sales.

Gross Profit

Gross profit increased to 20.4% of net sales for the nine months ended December 31, 2005 from 19.3% of net sales for the same period in 2004. Gross profit increased to 25.3% of net sales for the three months ended March 31, 2005 from 19.4% of net sales for the same period in 2004. The increases are primarily due to higher overall pricing, mainly in the Chemical Products segment, offsetting higher raw material and energy costs, mainly from natural gas and ethylene. The increase during the nine months ended December 31, 2005 compared to the same period in 2004 was also due to the additional gross profit of $26 million and $24 million from Vinamul and Acetex (including AT Plastics), respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $93 million to $361 million in the nine months ended December 31 2005 compared to the same period in 2004. This decrease is due to ongoing cost savings initiatives, organizational redesign of the Ticona and Acetate Products segments, and decreases in legal, audit and general expenses associated with the acquisition of CAG and the IPO. In addition, 2004 included approximately $50 million in new management incentive compensation expenses, which includes charges for a new deferred compensation plan, a new stock incentive plan and other executive bonuses. These decreases are partially offset by the addition of costs associated with Vinamul and Acetex of $23 million and $22 million, respectively, which included integration costs incurred in connection with the acquisitions.

Selling, general and administrative expense increased to $145 million in the three months ended March 31, 2005 compared to $136 million for the same period in 2004. This increase is primarily due to expenses for sponsor monitoring services of $10 million as well as higher costs primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other (Charges) Gains, Net

The components of other (charges) gains, net for the nine months ended December 31, 2005 and 2004 and the three months ended March 31, 2005 and 2004 were as follows:

	Successor			Predecessor
	Nine Months Ended		Three Months Ended
	December 31,	December 31,	March 31,	March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	(In $ millions)
Employee termination benefits	(21)	(8)	(2)	(2)
Plant/office closures	(3)	(45)	(1)	—
Restructuring adjustments	—	3	—	—

Total Restructuring	(24)	(50)	(3)	(2)
Environmental related plant closures	(12)	—	—	—
Plumbing actions	34	1	—	—
Asset impairments	(25)	(32)	—	—
Other	(1)	(1)	(35)	(26)

Total other (charges) gains, net	(28)	(82)	(38)	(28)

Other (charges) gains, net decreased to $28 million compared to $82 million for the same period in 2004. The nine months ended December 31, 2005 primarily relates to charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, severance associated with the same closure, severance related to the relocation of corporate offices and asset impairments associated with the planned disposal of the COC business of $12 million, $8 million, $10 million and $25 million, respectively. In addition, 2005 includes $34 million associated with plumbing insurance recoveries. Other (charges) gains, net for the nine months ended December 31, 2004 of $82 million were largely related to restructuring charges of $43 million resulting from plans by the Acetate Products segment to consolidate tow production at fewer sites and to discontinue production of acetate filament and $32 million related to a decision to dispose of the Ticona COC business.

Other (charges) gains, net increased $10 million for the three months ended March 31, 2005 compared to the same period in 2004. The charge for the three months ended March 31, 2005 relates to fees paid to the Advisor to terminate the monitoring services and all obligations to pay future monitoring fees under the transaction and monitoring fee agreement. The three months ended March 31, 2004 primarily relates to $26 million for advisory services related to the acquisition of CAG.

Operating Profit

Operating profit increased to $419 million in the nine months ended December 31, 2005 compared to $72 million in the same period in 2004, principally driven by higher pricing and productivity improvements resulting in a $212 million increase in the gross profit margin, $93 million of lower selling, general and administrative expenses and $54 million of lower other (charges) gains, net. Partially offsetting the increase is an $11 million loss on disposition of assets compared to a $3 million gain recorded in the same period in 2004 and higher raw material and energy costs, mainly for ethylene and natural gas in 2005. Included in 2005 is a $23 million gain on the disposition of two Acetate Products properties, a $5 million gain on the sale of Performance Products’ omega-3 DHA business, offset by a $35 million loss on the disposal of Ticona’s COC business and $2 million of other losses. For the nine months ended December 31, 2005, Vinamul and Acetex (including AT Plastics), had operating losses of $15 million and $4 million, respectively, primarily related to integration costs in connection with the acquisitions and inventory purchase accounting adjustments for Acetex.

Operating profit increased to $159 million for the three months ended March 31, 2005 compared to $46 million in the same period in 2004 on gross margin expansion of $138 million, as significantly higher pricing, primarily in Chemical Products, lower depreciation expense and productivity improvements more than offset higher raw material and energy costs. Operating profit also benefited from increased volumes in Acetate Products,

Performance Products and Ticona. Depreciation and amortization expense declined by $9 million as decreases in depreciation resulting from purchase accounting adjustments, more than offset increased amortization expense for acquired intangible assets.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased by $10 million to $46 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase is primarily due to restructuring charges in our European oxo venture in 2004. During the nine months ended December 31, 2005, we received cash distributions from our equity affiliates of $29 million compared to $22 million in the same period in 2004.

Equity in net earnings of affiliates rose by $3 million to $15 million for the three months ended March 31, 2005, compared to the same period in 2004. Cash distributions received from equity affiliates increased to $36 million for the three months ended March 31, 2005, compared to $16 million in the same period in 2004. The increase in cash distributions is mainly due to strong business conditions in 2004 for Ticona’s high performance product ventures and Chemical Products’ methanol venture and the timing of dividend payments.

Interest Expense

Interest expense decreased $57 million to $182 million for the nine months ended December 31, 2005 compared to $239 million in the same period in 2004. The decrease in interest expense is due to expensing deferred financing costs of $71 million in 2004. The decrease was offset by a $14 million increase in interest expense due to higher debt levels and interest rates in 2005.

Interest expense increased to $140 million for the three months ended March 31, 2005 from $6 million in the same period in 2004, primarily due to deferred financing costs associated with the refinancing that occurred in the first quarter of 2005. Higher debt levels resulting primarily from the acquisition of CAG and higher interest rates also increased interest expense.

Other Income (Expense), Net

Other income (expense), net increased to income of $87 million for the nine months ended December 31, 2005, compared to expense of $9 million for the comparable period in 2004. This increase is largely due to $42 million in higher dividend income in 2005 primarily from our Saudi cost investment due to higher methanol pricing. In addition, $36 million of the increase is related to favorable exchange rate movements and $17 million is due to favorable changes in cross currency swap valuations in 2005.

Other income (expense), net decreased to $3 million of income for the three months ended March 31, 2005, compared to $9 million for the comparable period in 2004. This decrease is primarily due to expenses associated with the anticipated guaranteed payment to CAG minority shareholders and the ineffective portion of a net investment hedge. These decreases were partially offset by higher dividends from cost investments. Dividend income accounted for under the cost method increased by $8 million to $14 million for the three months ended March 31, 2005, compared to the same period in 2004. The increase in the first quarter of 2005 primarily resulted from the timing of receipt of dividends.

Income Taxes

For the year ending December 31, 2005, the annual effective tax rate was 14%, which is less than the combination of the federal statutory rate and blended state income tax rates in the U.S. The annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance on the tax benefit associated with U.S. and other foreign losses, tax expense in certain non-U.S. jurisdictions and reversal of a $31 million valuation allowance on certain German deferred tax assets, primarily net operating loss carryforwards, principally as a result of a tax sharing agreement. For the nine months ended December 31, 2005, we recorded tax expense of $44 million and the effective rate was 11%. For the nine months ended December 31, 2004, we recorded tax expense of $70 million and the effective tax rate was negative 61%. The effective tax rate in 2004 was unfavorably affected primarily by the application of full valuation allowances against post-Acquisition net U.S. deferred tax assets, Canadian deferred tax assets due to post-acquisition restructuring, certain German deferred tax assets and the non-recognition of tax benefits associated with acquisition related expenses. These unfavorable effects were partially offset by unrepatriated low taxed earnings primarily in Singapore.

Income taxes for the three months ended March 31, 2005 and 2004, are recorded based on the annual effective tax rate. As of March 31, 2005, the annual effective tax rate for 2005 was 36%, which was slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. The Predecessor had an effective tax rate of 23% for the three months ended March 31, 2004, compared to the German statutory rate of 40%, which was primarily affected by earnings in low tax jurisdictions.

Earnings (Loss) from Discontinued Operations

Earnings (loss) from discontinued operations primarily relates to Acetate Products’ filament operations and Chemical Products’ Pentaerythritol (“PE”) operations and acrylates business. As a result, the related revenues and expenses have been reflected as a component of discontinued operations.

Selected Data by Business Segment — Year Ended December 31, 2006 Compared with Year Ended December 31, 2005, Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004 and Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

	Successor							Predecessor
	Year Ended December 31,			Nine Months Ended December 31,			Three Months Ended March 31,
			Change			Change			Change
	2006	2005	in $	2005	2004	in $	2005	2004	in $
				(Unaudited)			(Unaudited)
	(In $ millions)
Net Sales
Chemical Products	4,742	4,299	443	3,264	2,547	717	1,035	809	226
Technical Polymers Ticona	915	887	28	648	636	12	239	227	12
Acetate Products	700	659	41	494	441	53	165	147	18
Performance Products	176	180	(4)	133	131	2	47	44	3
Other Activities	257	144	113	132	45	87	12	11	1
Inter-segment Eliminations	(134)	(136)	2	(107)	(82)	(25)	(29)	(29)	—

Total Net Sales	6,656	6,033	623	4,564	3,718	846	1,469	1,209	260

Other (Charges) Gains, net
Chemical Products	(7)	(18)	11	(17)	(3)	(14)	(1)	(1)	—
Technical Polymers Ticona	6	8	(2)	9	(37)	46	(1)	(1)	—
Acetate Products	1	(9)	10	(8)	(41)	33	(1)	—	(1)
Performance Products	—	—	—	—	—	—	—	—	—
Other Activities	(10)	(47)	37	(12)	(1)	(11)	(35)	(26)	(9)

Total Other (Charges) Gains, net	(10)	(66)	56	(28)	(82)	54	(38)	(28)	(10)

Operating Profit
Chemical Products	637	585	52	408	248	160	177	64	113
Technical Polymers Ticona	145	60	85	21	(12)	33	39	31	8
Acetate Products	106	67	39	57	(17)	74	10	4	6
Performance Products	50	51	(1)	38	18	20	13	11	2
Other Activities	(185)	(185)	—	(105)	(165)	60	(80)	(64)	(16)

Total Operating Profit	753	578	175	419	72	347	159	46	113

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	709	667	42	474	265	209	193	63	130
Technical Polymers Ticona	201	116	85	65	26	39	51	45	6
Acetate Products	128	71	57	61	(13)	74	10	4	6
Performance Products	49	46	3	34	15	19	12	11	1
Other Activities	(374)	(460)	86	(241)	(407)	166	(219)	(57)	(162)

Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	713	440	273	393	(114)	507	47	66	(19)

	Successor							Predecessor
	Year Ended December 31,			Nine Months Ended December 31,			Three Months Ended March 31,
			Change			Change			Change
	2006	2005	in $	2005	2004	in $	2005	2004	in $
				(Unaudited)			(Unaudited)
	(In $ millions)
Depreciation & Amortization
Chemical Products	155	167	(12)	133	89	44	34	39	(5)
Technical Polymers Ticona	65	60	5	45	48	(3)	15	16	(1)
Acetate Products	24	29	(5)	20	30	(10)	9	11	(2)
Performance Products	15	13	2	10	10	—	3	2	1
Other Activities	24	17	7	15	4	11	2	2	—

Total Depreciation & Amortization	283	286	(3)	223	181	42	63	70	(7)

Factors Affecting Year Ended December 31, 2006 Segment Net Sales Compared to Year Ended December 31, 2005

The charts below set forth the percentage increase (decrease) in net sales attributable to each of the factors indicated in each of our business segments.

	Volume	Price	Currency	Other		Total
	In percentages

Chemical Products	1	5	1	3	(a)	10
Technical Polymers Ticona	6	—	(1)	(2	)(b)	3
Acetate Products	(1)	7	—	—		6
Performance Products	7	(9)	—	—		(2)

Total Company	1	4	1	4	(c)	10

Factors Affecting Nine Months Ended December 31, 2005 Segment Net Sales Compared to Nine Months Ended December 31, 2004

	Volume	Price	Currency	Other		Total
	In percentages

Chemical Products	(3)	15	—	16	(a)	28
Technical Polymers Ticona	(1)	4	(1)	—		2
Acetate Products	7	5	—	—		12
Performance Products	6	(4)	—	—		2

Total Company	(1)	11	—	11	(c)	21

Factors Affecting Three Months Ended March 31, 2005 Segment Net Sales Compared to Three Months Ended March 31, 2004

	Volume	Price	Currency	Other	Total
	In percentages

Chemical Products	(1)	22	3	4	28
Technical Polymers Ticona	2	—	3	—	5
Acetate Products	9	3	—	—	12
Performance Products	9	(7)	5	—	7

Total Company	1	15	2	2	21

(a)	Includes net sales from the Acetex business, excluding AT Plastics

(b)	Includes loss of sales related to the COC divestiture

(c)	Includes the effects of AT Plastics and the captive insurance companies

Summary by Business Segment — Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Chemical Products

	Successor
	Year Ended
	December 31,	December 31,	Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	4,742	4,299	443
Net sales variance:
Volume	1%
Price	5%
Currency	1%
Other	3%
Operating profit	637	585	52
Operating margin	13.4%	13.6%
Other (charges) gains, net	(7)	(18)	11
Earnings from continuing operations before tax and minority interests	709	667	42
Depreciation and amortization	155	167	(12)

Chemical Products’ net sales increased 10% to $4,742 million for the year ended December 31, 2006 compared to the same period in 2005. Pricing increased for most products driven primarily by the Acetyl, Acetyl Derivatives and Specialty business lines. Higher pricing was a result of continued strong demand for the majority of the products and higher raw material costs. Overall volumes increased 1% for the year ended December 31, 2006 compared to the same period in 2005 primarily due to increased demand in Asia. Net sales also increased due to $307 million of net sales from Acetex (excluding AT Plastics), which was acquired in July 2005, an increase of $172 million compared to the same period in 2005.

Operating profit increased 9% to $637 million for the year ended December 31, 2006 compared to the same period in 2005 as price increases and lower other (charges) gains, net more than offset raw material price increases. The lower other (charges) gains, net was due to the absence of $6 million of severance costs associated with the closure of the Edmonton Methanol plant and $5 million of environmental relates plant closure costs, both recorded in 2005.

Earnings from continuing operations before tax and minority interests increased 6% to $709 million for the year ended December 31, 2006 compared to the same period in 2005. The improvement is primarily due to the increases in operating profit. Equity in net earnings of affiliates increased $17 million for the year ended December 31, 2006 compared to the same period in 2005.

Technical Polymers Ticona

	Successor
	Year Ended
	December 31,	December 31,	Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	915	887	28
Net sales variance:
Volume	6%
Price	0%
Currency	(1)%
Other	(2)%
Operating profit	145	60	85
Operating margin	15.8%	6.8%
Other (charges) gains, net	6	8	(2)
Earnings from continuing operations before tax and minority interests	201	116	85
Depreciation and amortization	65	60	5

Ticona’s net sales increased 3% to $915 million for the year ended December 31, 2006 compared to the same period in 2005. The increase for the year was primarily driven by 6% higher volumes. Volumes increased in all product lines due to increased market penetration and a stronger business environment in Europe. Improved volumes during 2006 were partially offset by the absence of net sales from the COC business, which was divested in December 2005. During the year ended December 31, 2005, COC recorded approximately $19 million in net sales.

Operating profit increased to $145 million for the year ended December 31, 2006 compared to $60 million for the same period in 2005 as improved net sales more than offset higher raw material and energy costs. Also contributing to the increases are positive effects from the exit of the COC business (including a reduction in other charges due to the 2005 asset impairment charge of $25 million), productivity improvements and lower spending due to an organizational redesign. During the year ended December 31, 2005, COC recorded an operating loss of $69 million, including asset impairments mentioned above.

Earnings from continuing operations before tax and minority interests increased 73% to $201 million for the year ended December 31, 2006 compared to the same period in 2005. This increase is primarily due to the increases in operating profit. Equity in net earnings of affiliates increased $4 million for the year ended December 31, 2006 compared to the same period in 2005.

Acetate Products

	Successor
	Year Ended
	December 31,	December 31,	Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	700	659	41
Net sales variance:
Volume	(1)%
Price	7%
Currency	0%
Other	0%
Operating profit	106	67	39
Operating margin	15.1%	10.2%
Other (charges) gains, net	1	(9)	10
Earnings from continuing operations before tax and minority interests	128	71	57
Depreciation and amortization	24	29	(5)

Acetate Products’ net sales for the year ended December 31, 2006 increased 6% to $700 million compared to the same period in 2005 as higher prices and increased flake volumes more than offset lower tow volumes. The lower tow volumes, which were a result of shutting down our Canadian tow plant, and lower sales to China, which were due to the recent expansion of our China tow ventures were partially offset by an increase in flake sales to other third parties and venture partners.

Operating profit increased to $106 million for the year ended December 31, 2006 compared to operating income of $67 million in the same period in 2005. Higher pricing of 7%, savings from restructuring and lower other (charges) gain, net and manufacturing costs more than offset lower overall sales volumes and higher raw material and energy costs. The lower other (charges) gains, net was due to the absence of $7 million of environmental related plant closure costs, which were recorded in 2005. Depreciation and amortization decreased by $5 million due to a charge in 2005 related to additions to asset retirement obligations.

Earnings from continuing operations before tax and minority interests increased 80% to $128 million for the year ended December 31, 2006 compared to the same period in 2005. This increase is primarily due to the higher operating profits as well as an increase of $19 million in dividends from our China ventures received in 2006.

Performance Products

	Successor
	Year Ended
	December 31,	December 31,	Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	176	180	(4)
Net sales variance:
Volume	7%
Price	(9)%
Currency	0%
Other	0%
Operating profit	50	51	(1)
Operating margin	28.4%	28.3%
Other (charges) gains, net	—	—	—
Earnings from continuing operations before tax and minority interests	49	46	3
Depreciation and amortization	15	13	2

Performance Products’ net sales for the year ended December 31, 2006 decreased 2% to $176 million compared to $180 million in the same period in 2005. A 7% improvement in volumes was more than offset by lower pricing of 9%. Volumes increased overall by 12% from the Sunett® sweetener products during the year ended December 31, 2006 due to strong demand from our customers associated with new product launches, as well as the impact from the warmer than normal temperatures in Europe and North America. Consistent with our strategy, Sunett® sweetener pricing declined on lower unit selling prices associated with higher volumes to our major customers. Pricing for sorbates remained relatively flat during the year ended December 31, 2006, while worldwide overcapacity still prevailed in the industry.

Earnings from continuing operations before tax and minority interests remained relatively flat for the year ended December 31, 2006 compared to the same period in 2005, increasing to $49 million from $46 million.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business.

Net sales for Other Activities increased to $257 million from $144 million for the year ended December 31, 2006 compared to the same period in 2005. The increase is primarily due to a full year of sales activity for AT Plastics in 2006 compared to five months of activity in 2005. Net sales for AT Plastics increased to $235 million for the year ended December 31, 2006 compared to $112 million for the same period in 2005. The increase was partially offset by an $8 million decrease in net sales resulting from the sale of PBI and the Vectran product lines during the second quarter of 2005.

Operating loss of Other Activities remained flat for the year ended December 31, 2006 compared to the same period in 2005. The operating loss increased during the year due to executive severance and legal costs of $23 million associated with the acquisition of minority shares of CAG and related restructuring, stock-based compensation expense of $20 million resulting from our adoption of SFAS No. 123(R) and $14 million related to our long-term incentive plan. The increase was offset by an increase in operating profit from the AT Plastics business of $17 million, the absence of $45 million related to the 2005 advisor monitoring fee and the termination of advisor monitoring services agreement during the first quarter of 2005.

Loss from continuing operations before tax and minority interests improved to a loss of $374 million from a loss of $460 million for the year ended December 31, 2006 compared to the same period in 2005. The decrease is primarily due to the decrease in operating losses previously discussed above within this segment and a decrease in interest expense of $69 million, due to $23 million related to accelerated amortization of deferred financing costs and $55 million related to early redemption premiums associated with the partial redemption of the senior subordinated notes, and floating rate term loan, both recorded in 2005.

Summary by Business Segment — Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004 and Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Chemical Products

	Successor				Predecessor
	Nine Months Ended			Three Months Ended
	December 31,	December 31,	Change	March 31,	March 31,	Change
	2005	2004	in $	2005	2004	in $
	(Unaudited)			(Unaudited)
	In $ millions (except for percentages)
Net sales	3,264	2,547	717	1,035	809	226
Net sales variance:
Volume	(3)%			(1)%
Price	15%			22%
Currency	0%			3%
Other	16%			4%
Operating profit	408	248	160	177	64	113
Operating margin	12.5%	9.7%		17.1%	7.9%
Other (charges) gains, net	(17)	(3)	(14)	(1)	(1)	—
Earnings from continuing operations before tax and minority interests	474	265	209	193	63	130
Depreciation and amortization	133	89	44	34	39	(5)

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Chemical Products’ net sales increased 28% to $3,264 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase is primarily due to the inclusion of net sales from Vinamul and Acetex (excluding AT Plastics) during 2005 of approximately $280 million and $135 million, respectively. In addition, pricing increased for most products, but primarily from acetic acid, vinyl acetate monomer and acetyl derivatives. The price increase was driven by continued strong demand, high industry utilization in base products and higher raw material costs, particularly for ethylene and natural gas. Overall, volumes declined 3% primarily from acetyl derivatives partially offset by significantly improved volumes from vinyl acetate monomer. Volumes for emulsions were flat. The increase in volumes from vinyl acetate monomer is primarily driven by continued strong demand.

Other (charges) gain, net increased by $14 million for the nine months ended December 31, 2005 compared to the same period in 2004. Included in 2005 is $12 million in charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant and $6 million for severance charges related to the same closure.

Operating profit increased 65% to $408 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase is principally driven by higher pricing, which more than offset higher raw material and energy costs. The segment also benefited from a full quarter impact of its Southern Chemical methanol supply contract. Basic products, such as acetic acid and vinyl acetate monomer, had greater success in maintaining margins while downstream products, such as polyvinyl alcohol and emulsions, continued to experience margin compression due to raw material costs rising faster than our pricing. Operating profit was also favorably impacted in this period due to $36 million from the settlement of transportation-related antitrust matters, $14 million in lower non-cash inventory-related purchase accounting adjustments and Acetex (excluding AT Plastics) recording an operating profit of $11 million in the nine months ended December 31, 2005. The increase in operating profit was partially offset by Vinamul recording operating losses of $15 million, which included integration costs in connection with the acquisition. Additionally, depreciation and amortization increased in 2005 compared to the same period in 2004 primarily related to purchase accounting adjustments in both years.

Earnings from continuing operations before tax and minority interests increased 79% to $474 million compared to the same period in 2004 benefiting from increased operating profit and dividends from our Saudi cost investment.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Chemical Products’ net sales increased 28% to $1,035 million compared to the same period in 2004 mainly on higher pricing, segment composition changes, of which $66 million was related to Vinamul, and favorable currency effects. Pricing increased for most products, driven by continued strong demand and high utilization rates across the chemical industry.

Earnings from continuing operations before tax and minority interests increased to $193 million from $63 million in the same period in 2004 as higher pricing was partially offset by higher raw material costs. Earnings also benefited from an increase of $9 million in dividends from our Saudi cost investment, which totaled $12 million in the quarter. The three months ended March 31, 2005 included $1 million in earnings from Vinamul, which included $1 million in non-cash inventory-related purchase accounting adjustments and integration costs in connection with the acquisition.

Technical Polymers Ticona

	Successor				Predecessor
	Nine Months Ended			Three Months Ended
	December 31,	December 31,	Change	March 31,	March 31,	Change
	2005	2004	in $	2005	2004	in $
	(Unaudited)			(Unaudited)
	In $ millions (except for percentages)
Net sales	648	636	12	239	227	12
Net sales variance:
Volume	(1)%			2%
Price	4%			0%
Currency	(1)%			3%
Other	0%			0%
Operating profit	21	(12)	33	39	31	8
Operating margin	3.2%	(1.9)%		16.3%	13.7%
Other (charges) gains, net	9	(37)	46	(1)	(1)	—
Earnings from continuing operations before tax and minority interests	65	26	39	51	45	6
Depreciation and amortization	45	48	(3)	15	16	(1)

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

Ticona recorded income from other (charges) gains, net of $9 million for the nine months ended December 31, 2005 compared to expense of $37 million for the same period in 2004. Included in 2005 is approximately $34 million associated with plumbing insurance recoveries, which was partially offset by an additional $25 million non-cash impairment charge associated with the planned disposal of the COC business. The $37 million in 2004 is primarily related to a non-cash impairment charge from the COC business.

Operating profit increased to $21 million for the nine months ended December 31, 2005 compared to an operating loss of $12 million for the same period in 2004. The successful implementation of price increases helped to offset higher raw material and energy costs. Also contributing to the increase are productivity improvements, cost savings from an organizational redesign and lower depreciation and amortization expenses due to changes in the useful lives of certain property, plant and equipment. In addition, 2004 included a $20 million charge to cost of sales for a non-cash inventory-related purchase accounting adjustment. Operating profit in the nine months ended December 31, 2005 includes approximately $35 million for the loss on disposal of the COC business compared to an impairment charge of $32 million taken in 2004.

Earnings from continuing operations before tax and minority interests increased to $65 million for the nine months ended December 31, 2005 compared to $26 million in the same period in 2004. This increase is primarily due to the increase in operating profit, improved equity earnings from Asian and U.S. affiliates due to increased sales volumes, a $46 million reduction in other (charges) gains, net, and the absence of a 2004 purchase accounting adjustment of $20 million in 2005.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Ticona increased by 5% to $239 million compared to the same period in 2004 due to favorable currency effects and slightly higher volumes. Volumes increased for most product lines due to the successful introduction of new applications, which outweighed declines in polyacetal volumes resulting from our focus on high-end business and decreased sales to European automotive customers. Overall pricing remained flat over the same periods as successfully implemented price increases were offset by lower average pricing for certain products due to the commercialization of lower cost grades for new applications.

Earnings from continuing operations before tax and minority interests increased 13% to $51 million as the result of restructuring cost savings, the favorable effects of a planned maintenance turnaround and slightly higher volumes. These increases were partially offset by higher raw material and energy costs.

Acetate Products

	Successor				Predecessor
	Nine Months Ended			Three Months Ended
	December 31,	December 31,	Change	March 31,	March 31,	Change
	2005	2004	in $	2005	2004	in $
	(Unaudited)			(Unaudited)
	In $ millions (except for percentages)
Net sales	494	441	53	165	147	18
Net sales variance:
Volume	7%			9%
Price	5%			3%
Currency	0%			0%
Other	0%			0%
Operating profit	57	(17)	74	10	4	6
Operating margin	11.5%	(3.9)%		6.1%	2.7%
Other (charges) gains, net	(8)	(41)	33	(1)	—	(1)
Earnings from continuing operations before tax and minority interests	61	(13)	74	10	4	6
Depreciation and amortization	20	30	(10)	9	11	(2)

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Acetate Products’ net sales for the nine months ended December 31, 2005 increased 12% to $494 million compared to the same period in 2004. The improvement is due to a 5% increase in pricing and a 7% increase in overall volumes. Higher flake volumes from increased sales to our recently expanded China tow ventures were partially offset by lower tow volumes due to the shutdown of our Edmonton, Alberta, Canada tow plant. Price increases partially offset higher raw material and energy costs.

For the nine months ended December 31, 2005, the Acetate Products’ segment recorded other (charges) gains, net of $8 million compared to $41 million in the same period in 2004. Other (charges) gains, net in 2005 primarily related to a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, while other (charges) gains, net in the same period in 2004 primarily represented asset impairments associated with the planned consolidation of tow and flake production.

Operating profit increased to $57 million in the nine months ended December 31, 2005 compared to an operating loss of $17 million in the same period in 2004. The increase is largely due to the decrease in other (charges) gains, net described above and a $23 million gain on the sale of the Rock Hill, S.C. plant and the Charlotte, N.C. research and development center. In addition, depreciation and amortization expense decreased primarily resulting from a lower depreciable asset base due to previous asset impairments and an $8 million charge for asset retirement obligations recorded in 2004 associated with the restructuring of the business. Higher pricing and savings from restructuring and productivity improvements more than offset increased raw material and energy costs, as well as temporarily higher manufacturing costs resulting from a realignment of inventory levels as part of the restructuring strategy.

Earnings from continuing operations before tax and minority interests increased to $61 million for the nine months ended December 31, 2005 compared to a $13 million loss from continuing operations in the same period in 2004. This increase is primarily due to the increase in operating profit which included $33 million in lower other (charges) gains, net and the $23 million gain on disposition of assets.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Acetate Products increased by 12% to $165 million compared to the same quarter in 2004 on higher volumes and pricing. Flake volumes increased due to higher sales to our recently expanded China tow ventures. Pricing increased to partially offset higher raw material and energy costs.

Earnings from continuing operations before tax and minority interests more than doubled from $4 million in the first quarter of 2004 to $10 million in 2005 due to increased volumes, pricing and productivity improvements, which more than offset higher raw material and energy costs. Earnings also benefited from $2 million in lower depreciation and amortization expense largely as a result of previous restructuring impairments, which was offset by $3 million of expense for an asset retirement obligation.

Performance Products

	Successor				Predecessor
	Nine Months Ended			Three Months Ended
	December 31,	December 31,	Change	March 31,	March 31,	Change
	2005	2004	in $	2005	2004	in $
	(Unaudited)			(Unaudited)
	In $ millions (except for percentages)
Net sales	133	131	2	47	44	3
Net sales variance:
Volume	6%			9%
Price	(4)%			(7)%
Currency	0%			5%
Other	0%			0%
Operating profit	38	18	20	13	11	2
Operating margin	28.6%	13.7%		27.7%	25%
Other (charges) gains, net	—	—	—	—	—	—
Earnings from continuing operations before tax and minority interests	34	15	19	12	11	1
Depreciation and amortization	10	10	—	3	2	1

Nine Months Ended December 31, 2005 Compared with Nine Months Ended December 31, 2004

Net sales for the Performance Products segment increased 2% to $133 million compared to $131 million in the same period in 2004. The increase is primarily due to higher volumes for the Sunett® sweetener partially offset by lower pricing. The increased volumes for Sunett® reflects continuous growth from new and existing applications mainly in the U.S. and European beverage and confectionary markets. Pricing for Sunett® declined on lower unit selling prices associated with higher volumes to major customers which is consistent with our positioning strategy for the product. The pricing decrease for Sunett® was also driven by the expiration of a primary European and U.S. production patent for Sunett® at the end of March 2005. Pricing for Sorbates increased in 2005, although worldwide overcapacity still prevailed in the industry.

Operating profit increased 111% from the same period in 2004. The increase was driven by improved business conditions for Sorbates, as well as the results of various ongoing cost saving initiatives. In addition, 2005 included a $3 million gain on the sale of the omega-3 DHA business as part of our strategy to sharpen its focus on the core sweetener and food protection businesses. 2004 included a $12 million charge to cost of sales for a non-cash inventory-related purchase accounting adjustment.

Earnings from continuing operations before tax and minority interests increased 127% primarily due to the increase in operating profit, which principally resulted from the absence of the purchase accounting charge in 2005 and the gain on the sale of the omega-3 DHA business.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for the Performance Products segment increased by 7% to $47 million compared to the same period in 2004 mainly on higher volumes, which more than offset lower pricing. Favorable currency movements also contributed to the sales increase. Higher volumes for Sunett® sweetener reflected strong growth from new and existing applications in the U.S. and European beverage and confectionary markets. Pricing for Sunett® declined on lower unit selling prices associated with higher volumes to major customers. Pricing for sorbates continued to recover, although worldwide overcapacity still prevailed in the industry.

Earnings from continuing operations before tax and minority interests increased to $12 million from $11 million in the same quarter in 2004. Strong volumes for Sunett®, as well as favorable currency movements and cost savings outpaced lower pricing for the sweetener.

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

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales for Other Activities increased slightly to $12 million from $11 million in the same quarter in 2004. Loss from continuing operations before tax and minority interests increased to $219 million from a loss of $57 million in the same period in 2004, largely due to $134 million of higher interest expense related to refinancing costs, increased debt levels, and higher interest rates in 2005. The loss includes $45 million of expenses for sponsor monitoring and related cancellation fees compared to other (charges) gains, net of $25 million in the same period in 2004 for advisory services related to the acquisition of CAG.

Liquidity and Capital Resources

Our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements for the remainder of the year, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Cash Flows

Cash and cash equivalents at December 31, 2006 were $790 million, which was an increase of $401 million from December 31, 2005. Cash and cash equivalents at December 31, 2005 were $389 million, which was a decrease of $449 million from December 31, 2004. See below for details on the change in cash and cash equivalents from December 31, 2005 to December 31, 2006 and the change in cash and cash equivalents from December 31, 2004 to December 31, 2005.

Net Cash Provided by/Used in Operating Activities

Cash provided by operating activities was $750 million for the year ended December 31, 2006 compared with $692 million for the same period in 2005. The increase in operating cash flows was due primarily to an increase in earnings from continuing operations partially offset by an increase in cash used from changes in operating assets and liabilities. Earnings from continuing operations increased to $439 million for the year ended December 31, 2006 compared with $342 million for the same period in 2005. The changes in operating assets and liabilities were driven primarily by higher trade and other receivables offset by higher trade payables. The increase in receivables is due to higher net sales. The increase in trade payables is due to the timing of payments.

Cash flow from operating activities increased to a cash inflow of $692 million in 2005 compared to a cash outflow of $162 million for the same period in 2004. This increase primarily resulted from a $452 million increase in net earnings from 2004, $429 million in lower pension contributions and a $142 million increase in cash received for trade receivables due to better receivables turnover. These increases were partially offset by $72 million in less cash from trade accounts payable as trade accounts payable grew, but at a slower rate than in 2004. In addition, we paid $84 million more interest payments and $45 million in monitoring fees.

Net Cash Used in Investing Activities

Net cash from investing activities improved to a cash outflow of $268 million in 2006 compared to a cash outflow of $907 million in 2005. The decrease in cash outflow is primarily due to cash paid of $473 million for the purchase of additional CAG shares in 2005, $216 million for the purchase of Acetex in July 2005 and $198 million for the purchase of Vinamul in February 2005. These decreases were offset by the net effect of an increase in capital expenditures of $40 million, an increase in purchases of other long term assets of $43 million, an increase in restricted cash of $42 million for the anticipated purchase of the remaining CAG shares, a decrease in net proceeds from the sale and purchase of marketable securities of $42 million, proceeds received for Ticona plant relocation of $26 million in 2006, a decrease in net proceeds received for the disposal of discontinued operations of $75 million, a decrease in fees associated with the 2005 acquisitions of $29 million and a decrease in the proceeds received from the sales of assets of $25 million.

Net cash from investing activities improved to a cash outflow of $907 million in 2005 compared to a cash outflow of $1,720 million in 2004. The cash outflow in 2004 primarily resulted from the CAG acquisition. The 2005 cash outflow included the acquisitions of the Vinamul and Acetex businesses, the acquisition of additional CAG shares and a decrease in net proceeds from disposal of discontinued operations of $64 million. The net proceeds from the disposal of discontinued operations represents cash received in 2005 from an early contractual settlement of receivables of $75 million related to the sale of Vinnolit Kunstoff GmbH and Vintron GmbH. The net proceeds of $139 million in the same period last year represented the net proceeds from the sale of the acrylates business.

Our capital expenditures were $252 million, $212 million and $204 million for the calendar years 2006, 2005 and 2004, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental, health and safety initiatives and in 2004, the integration of a company-wide SAP platform. Capital expenditures in 2006 and 2005 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures in 2004 included expenditures related to a new Ticona research and administrative facility in Florence, Kentucky and the expansion of production facilities for polyacetal in Bishop, Texas and GUR in Oberhausen, Germany. Capital expenditures are expected to be approximately $280 million in 2007.

Net Cash Provided by/Used in Financing Activities

Net cash from financing activities decreased to a cash outflow of $107 million in 2006 compared to a cash outflow of $136 million in 2005. The cash outflow in 2006 primarily relates to the $100 million equivalent voluntary prepayment of our Senior Term Loan facility on July 14, 2006 as well as a distribution made to our Parent of $33 million in 2006. The cash outflow in 2005 primarily relates to the major financing activities for 2005 listed below.

Net cash from financing activities decreased to a cash outflow of $136 million in 2005 compared to a cash inflow of $2,641 million in the same period in 2004. The cash inflow in 2004 primarily reflected higher net proceeds from borrowings in connection with the acquisition of CAG. Major financing activities for 2005 are as follows:

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

In addition, exchange rate effects on cash and cash equivalents increased to a favorable currency effect of $26 million in 2006 from an unfavorable currency effect of $98 million in 2005. Exchange rate effects on cash and cash equivalents decreased to an unfavorable currency effect of $98 million in 2005 from a favorable currency effect of $24 million in 2004.

Liquidity

Our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. As stated above, our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

Debt, Capital and Other Obligations

In January 2005, Celanese Corporation completed an initial public offering of Series A common stock and received net proceeds of approximately $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible preferred stock and borrowed an additional $1,135 million under the amended and restated senior credit facilities. Celanese Corporation contributed $572 million of the net proceeds to the Company through its wholly-owned subsidiary Crystal US Holdings 3 LLC. The Company used such proceeds to repay $572 million of senior subordinated notes, which includes an early redemption premium of $51 million. We also used a portion of the proceeds from additional borrowings under our senior credit facilities to repay our $350 million floating rate term loan, which excludes a $4 million early redemption premium and used $200 million of the proceeds as the primary financing for the acquisition of the Vinamul emulsions business.

As of December 31, 2006, we had total debt of $3,078 million and cash and cash equivalents of $790 million. As of December 31, 2006, net debt (total debt less cash and cash equivalents) decreased to $2,288 million from $2,669 million as of December 31, 2005 primarily due to cash flows from operations of $750 million offset by capital expenditures of $252 million, foreign currency impacts of $73 million and the distribution to our Parent of $33 million.

Contractual Debt and Cash Obligations.  The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2006.

		Less Than			After 5
Fixed Contractual Debt and Cash Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	Years
	(In $ millions)

Term Loans Facility	1,622	115	31	1,476	—
Interest Payments on Debt(1)	1,565	239	469	369	488
Senior Subordinated Notes(2)	967	—	—	—	967
Capital Lease Obligations	25	3	4	5	13
Other Debt(3)	464	191	40	43	190

Total Fixed Contractual Debt Obligations	4,643	548	544	1,893	1,658
Operating Leases	339	75	121	75	68
Unconditional Purchase Obligations	2,229	245	500	419	1,065
Other Contractual Obligations	355	239	81	33	2

Total Fixed Contractual Debt and Cash Obligations	7,566	1,107	1,246	2,420	2,793

(1)	For future interest expense, we assumed no change in variable rates. See Note 16 in the consolidated financial statements for the applicable interest rates.

(2)	Does not include a $3 million premium.

(3)	Does not include a $2 million reduction due to purchase accounting.

Senior Credit Facilities.  As of December 31, 2006, the senior credit facilities of $2,450 million consist of a term loan facility of $1,622 million, a revolving credit facility of $600 million and a credit-linked revolving facility of $228 million.

In January 2005, we entered into amended and restated senior credit facilities which increased the term facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of December 31, 2006, the term loan facility had a balance of $1,622 million (including approximately €253 million of euro denominated debt), which matures in 2011.

In addition, we have a $228 million credit-linked facility, which matures in 2009 and includes borrowing capacity available for letters of credit. As of December 31, 2006, there were $218 million of letters of credit issued under the credit-linked revolving facility; accordingly $10 million remained available for borrowing. Substantially all of the assets of the Company, the direct parent of BCP Crystal, and, subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these facilities. The borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at the borrower’s option, either a base rate or a LIBOR rate. The applicable margin for borrowing under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case, subject to a step-down based on a performance test).

In the first quarter of 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. As of December 31, 2006, there were no letters of credit issued or outstanding borrowings under the revolving credit facility; accordingly $600 million remained available for borrowing.

In November of 2005, we entered into an amendment of the Amended and Restated Credit Agreement decreasing the margin over LIBOR on approximately $1,386 million of the U.S. dollar denominated portion of the Term Loans from 2.25% to 2.00%. In addition, a further reduction of the interest rate to LIBOR plus 1.75% is allowed if certain conditions are met.

As stated in the prepayment requirements under the amended and restated senior credit facilities, we are required to prepay 50% of our excess cash flow against our senior term loan facility. Based on the excess cash flow calculation, as defined in our amended and restated senior credit facilities, at December 31, 2006, we will make a prepayment of approximately $98 million on the senior term loan facility in March 2007. In connection with the excess cash flow payment, we will write off approximately $1 million of unamortized deferred financing fees associated with the senior term loan facility.

In July 2006, we made a $100 million equivalent voluntary prepayment on our senior term loan facility. In connection with the voluntary prepayment, we wrote off approximately $1 million of unamortized deferred financing fees associated with the senior term loan facility.

The senior credit facilities are subject to prepayment requirements and contain covenants, defaults and other provisions. The senior credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

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

BCP Crystal may voluntarily repay outstanding loans under the senior credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Senior Subordinated Notes.  In February 2005, Celanese Corporation used approximately $521 million of the net proceeds of the offering of its Series A common stock to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the redemption. As of December 31, 2006, the senior subordinated notes, excluding $3 million of premiums, consist of $796 million of 9 5/8% Senior Subordinated Notes due 2014 and $171 million (€130 million) of 10 3/8% Senior Subordinated Notes due 2014. All of BCP Crystal’s obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis.

Other Debt.  Other debt of $489 million, which does not include a $2 million fair value reduction due to purchase accounting, is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and capital lease obligations.

Other Cash Obligations.  Unconditional Purchase Obligations primarily include take or pay contracts. We do not expect to incur any material losses under these contractual arrangements. In addition, these contracts may include variable price components.

Other Contractual Obligations primarily includes committed capital spending and fines associated with the U.S. antitrust settlement described in Note 25 to the consolidated financial statements. Included in Other Contractual Obligations is a €99 million fine from the European Commission related to antitrust matters in the sorbates industry, which is pending an appeal. We are indemnified by a third party for 80% of the expenses relating to these matters, which is not reflected in the amount above.

Covenants.  The senior credit facilities require BCP Crystal to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and maximum capital expenditures limitation. As of December 31, 2006, we were in compliance with these covenants. See Note 16 to the consolidated financial statements for information regarding non-financial covenants.

At December 31, 2006, we have contractual guarantees and commitments as follows:

		Expiration per period
		Less Than			After 5
Contractual Guarantees and Commitments	Total	1 Year	Years 2 & 3	Years 4 & 5	Years
	(In $ millions)

Financial Guarantees	41	7	15	16	3
Standby Letters of Credit	218	218	—	—	—

Contractual Guarantees and Commitments	259	225	15	16	3

Deferred Compensation.  See Note 22, Stock-Based and Other Management Compensation Plans, of the consolidated financial statements for additional information. The remaining aggregate maximum amount payable at December 31, 2006 under this plan is $142 million, of which $19 million has been accrued at that date due to the accelerated vesting of certain plan participants. Should the payout be triggered, we will fund the payments with either existing cash, or borrowings from the revolving credit facility, or a combination thereof. Upon the occurrence of the triggering events mentioned in Note 22 to the consolidated financial statements, the maximum amount earned and vested under the plan as of December 31, 2006 is approximately $75 million, exclusive of $19 million accrued in 2006 and payable in 2007 due to the accelerated vesting of certain plan participants.

Long-Term Incentive Plan.  See Note 22, Stock-Based and Other Management Compensation Plans, of the consolidated financial statements for additional information. On February 16, 2007, approximately $26 million was paid to the LTIP plan participants.

Domination Agreement.  The Domination Agreement was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. Our subsidiaries, BCP Caylux Holdings Luxembourg S.C.A. and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If BCP Caylux and/or BCP Crystal are obligated to make payments under such guarantees or other security to the Purchaser and/or the minority shareholders, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

Squeeze-Out Payment.  The Squeeze-Out was registered in the commercial register on December 31, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdraw pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. A total amount of approximately €62 million (approximately $82 million at December 31, 2006) was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares of CAG.

Other Obligations

We expect to continue to incur costs for the following significant obligations. Although, we cannot predict with certainty the annual spending for these matters, such matters will affect our future cash flows.

		Spending for	Spending for
	2007	the Year Ended	the Year Ended
	Projected	December 31,	December 31,
Other Obligations	Spending	2006	2005
	(In $ millions)

Environmental Matters	45	71	84
Pension and Other Benefits	104	112	111

Other Obligations	149	183	195

We are secondarily liable under a lease agreement pursuant to which we have assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from January 1, 2007 to April 30, 2012 is estimated to be approximately $41 million.

Standby letters of credit of $218 million outstanding at December 31, 2006 are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. The stand-by letters of credit include approximately $29 million related to obligations associated with the sorbates antitrust matters as described in the “Other Contractual Obligations” above.

For additional commitments and contingencies, see Note 25 to the consolidated financial statements.

Environmental Matters

For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the Successor’s worldwide expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and U.S. Superfund sites were $71 million, $84 million and $66 million, respectively. The Predecessor’s worldwide expenditures for the three months ended March 31, 2004 were $22 million. The Successor’s capital project related environmental expenditures for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, and the Predecessor’s for the three months ended March 31, 2004, included in worldwide expenditures, were $5 million, $8 million, $6 million and $2 million, respectively. Environmental reserves for remediation matters were $114 million and $124 million as of December 31, 2006 and 2005, respectively, which represents our best estimate. See Note 18 to the consolidated financial statements.

It is anticipated that stringent environmental regulations will continue to be imposed on the chemical industry in general. We cannot predict with certainty future environmental expenditures, especially expenditures beyond 2007. Due to new air regulations in the U.S., we expect that there will be a temporary increase in compliance costs that will total approximately $10 million to $15 million through 2008.

Accordingly, Emission Trading Systems will directly affect the power plants at the Kelsterbach and Oberhausen sites in Germany and the Lanaken site in Belgium, as well as power plants operated by InfraServ entities on sites at which we operate. We, along with the InfraServ entities, may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions further, which could result in increased capital expenditures. Additionally, the new regulation indirectly affects our other operations in the European Union, which may experience higher energy costs from third party providers. We have not yet determined the impact of this legislation on our operating costs.

Due to our industrial history, we have the obligation to remediate specific areas on our active sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement with Hoechst, a specified proportion of the responsibility for environmental liabilities from a number of pre-demerger divestitures was transferred to us. We have provided for such obligations when the event of loss is probable and reasonably estimable. We believe that the environmental costs will not have a material adverse effect on our financial position, but they may have a material adverse effect on our results of operations or cash flows in any given accounting period. See Notes 18 and 25 to the consolidated financial statements.

Pension and Other Benefits

The funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. For the years ended December 31, 2006 and 2005, there were no pension contributions to the U.S. qualified defined benefit pension plan. Contributions to other non-qualified plans (including Rest of the World) for the years ended December 31, 2006 and 2005 were $53 million and $44 million, respectively.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which caused us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to Accumulated other comprehensive income (loss), net of tax. The net impact of the adoption of SFAS No. 158 was an increase in pension and postretirement benefit obligations of $113 million with an offset to Accumulated other comprehensive income (loss), net of tax. Based on the funded status of our defined benefit pension and postretirement benefit plans as of December 31, 2006, we reported a total unfunded amount of $884 million of pension and postretirement benefit obligations. Our adoption of SFAS No. 158 on December 31, 2006 had no impact on our earnings.

Our spending associated with other benefit plans, primarily retiree medical, defined contribution and long-term disability, amounted to $59 million and $67 million for the years ended December 31, 2006 and 2005, respectively. See Note 17 to the consolidated financial statements.

In 2004, we amended our long-term disability plan to align the benefit levels with the retiree medical plan. As a result of this change, the employee contribution for the long-term disability medical coverage increased substantially for current participants in the disability plan. Subsequent to the adoption of the change, enrollment in the plan has been trending downward, with 20% of the participants declining coverage. Accordingly, as a result of the lower enrollment experience, we reduced the disability accrual by $3 million and $9 million at December 31, 2006 and 2005, respectively. In addition, medical claims assumptions were lowered to reflect actual plan experience and the percentage of long-term disability medical payments paid for by Medicare. This change lowered the long-term disability accrual by an additional $9 million.

Other Matters

Plumbing Actions and Sorbates Litigation

We are involved in a number of legal proceedings and claims incidental to the normal conduct of our business. For the year ended December 31, 2006, there were $14 million of cash inflows in connection with the plumbing actions and sorbates litigation. In February 2005, we settled with an insurance carrier and received cash proceeds of $44 million in March 2005 and in December 2005, we received $30 million in additional settlements. For the year ended December 31, 2004, there were no net cash inflows in connection with the plumbing actions and sorbates litigation. As of December 31, 2006 and 2005, there were reserves of $214 million and $197 million, respectively, for these matters. In addition, we have receivables from insurance companies and Hoechst in connection with the plumbing and sorbates matters of $141 million and $140 million as of December 31, 2006 and 2005, respectively.

Although it is impossible at this time to determine with certainty the ultimate outcome of these matters, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on our financial position, but could have a material adverse effect on our results of operations or cash flows in any given accounting period. See Note 25 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Market Risks

Please see “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of these financial statements and application of these policies requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We believe the following accounting polices and estimates are critical to understanding the financial reporting risks present in the current economic environment. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 4 to the consolidated financial statements for a more comprehensive discussion of our significant accounting policies.

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. At December 31, 2006 and 2005, the carrying amount of property, plant and equipment was $2,155 million and $2,031 million, respectively. We assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In December 2004, we approved a plan to dispose of the COC business included within the Ticona segment. This decision resulted in $25 million and $32 million of asset impairment charges recorded as other (charges) gains, net related to the COC business in the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.

As a result of the consolidation of tow production and the termination of filament production, the Acetate Products segment recorded impairment charges of $50 million associated with plant and equipment in the nine months ended December 31, 2004.

We assess the recoverability of the carrying value of our goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. As a result of our annual impairment test on intangible assets with indefinite useful lives, we recorded an impairment loss of $2 million for the year ended December 31, 2006. As of December 31, 2006 and 2005, we had $1,338 million and $1,430 million, respectively, of goodwill and other intangible assets, net.

As of December 31, 2006, there were no significant changes in the underlying business assumptions or circumstances that led us to believe goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred. We perform the required impairment test at least annually during the third quarter of our fiscal year using June 30 balances unless circumstances dictate more frequent testing. During 2006, we performed the impairment test and determined that there was no impairment of goodwill.

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

Other (Charges) Gains, Net

Other (charges) gains, net include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign our operations as well as costs incurred in connection with a decision to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with the employees’ representatives or individual agreements with the affected employees as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. See Note 20 to the consolidated financial statements.

Environmental Liabilities

We recognize losses and accrue liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. Depending on the nature of the site, we accrue through time horizons of ten to fifteen years, unless we have government orders or other agreements that extend beyond these time horizons. All other fees are expensed as incurred. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, we provide appropriate disclosure in the notes to the consolidated financial statements if the contingency is considered material. The measurement of environmental liabilities is based on a range of our periodic estimate of what it will cost to perform each of the elements of the remediation effort. We use our best estimate within the range to establish our environmental reserves. We utilize third parties to assist in the management and the development of our cost estimates for our sites. We accrue for legal fees related to loss contingency matters when the costs associated with defense can be reasonably estimated and are probable to occur. See also Note 18 to the consolidated financial statements.

Asset Retirement Obligations

Total reserves for asset retirement obligations were $59 million and $54 million at December 31, 2006 and 2005, respectively. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN No. 47”) provides guidelines as to when a company is required to record a conditional asset retirement obligation. The liability is measured at the discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. We have identified but not recognized asset retirement obligations related to substantially all of our existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, operations at these facilities are expected to continue indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. We will continue to assess strategies that may differ from past business decisions regarding the continuing operation of existing facilities. Asset retirement obligations will be recorded if these strategies are changed and probabilities of closure are assigned to existing facilities. If certain operating facilities were to close, the related asset retirement obligations could significantly affect our results of operations and cash flows.

Realization of Deferred Tax Assets

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such evaluations require significant management judgments. Valuation allowances have been established primarily for U.S. federal and state net operating losses carryforwards, Mexican net operating loss carryforwards and Canadian deferred tax assets. See Note 21 in the consolidated financial statements.

Tax Contingencies

We have accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. This policy may be impacted by the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), as discussed in Note 5 in the consolidated financial statements.

Benefit Obligations

We have pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements. With respect to its U.S. qualified defined benefit pension plan, minimum funding requirements are determined by the Employee Retirement Income Security Act. Contributions to the various pension and other postretirement benefit plans are further discussed in Note 17 to the consolidated financials statements. Benefits are generally based on years of service and/or compensation. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on plan assets and increases or trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded in future periods.

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our pension expense is the expected long-term rate of return on plan assets. At December 31, 2006 and 2005, we assumed an expected long-term rate of return on plan assets of 8.5% for the U.S. qualified defined benefit pension plan, which represents greater than 84% and 76% of pension plan assets and liabilities, respectively. On average, the actual return on plan assets over the long-term (15 to 20 years) has exceeded 9.0%. For the year ended December 31, 2006, the U.S. qualified defined benefit pension plan assets actual return was 630 basis points more than the expected long-term rate of return of plan assets. However, for the year ended December 31, 2005, the actual return was 50 basis points less than the expected long-term rate of return of plan assets. Based on our investment strategy, we believe that 8.5% is a reasonable long-term rate of return.

We estimate a 25 basis point decline in the expected long-term rate of return for the U.S. qualified defined benefit pension plan to increase pension expense by an estimated $6 million in 2006. Another estimate that affects our pension and other postretirement benefit expense is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. At December 31, 2006, we increased the discount rate to 5.88% from 5.63% at December 31, 2005 for the U.S. plans. We estimate that a 50 basis point decline in the discount rate for the U.S. pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by an estimated $1 million and less than $1 million, respectively, and our benefit obligations by approximately $165 million and approximately $12 million, respectively. We estimate that a 50 basis point decline in the discount rate for the non-U.S. pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by an estimated $2 million and less than $1 million, respectively, and will increase our benefit obligations by approximately $56 million and approximately $3 million, respectively.

In 2005 and 2004, we experienced significant increases (in excess of $300 million) in unrecognized net actuarial pension losses. The losses were mainly due to the decline in the discount rate utilized to reflect current market conditions. However, in 2006, the discount rate increased resulting in a lower unrecognized loss of $64 million. The increase in discount rate and higher actual return on plan assets resulted in lower pension and post retirement benefit obligations in 2006 of approximately $295 million compared to 2005.

Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The postretirement benefit cost for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, includes $21 million, $25 million, $21 million and $8 million, respectively. The accrued post-retirement liability was $343 million and $408 million as of December 31, 2006 and 2005, respectively, and is included in other noncurrent liabilities. The key determinants of the accumulated postretirement benefit obligation (“APBO”) are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the APBO at December 31, 2006, and the 2006 postretirement benefit cost to change by approximately $4 million and $1 million, respectively. See Note 17 to the consolidated financial statements.

Accounting for Commitments and Contingencies

We are subject to a number of legal proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our business, relating to and including product liability, patent and intellectual property, commercial, contract, antitrust, past waste disposal practices, release of chemicals into the environment and employment matters, which are handled and defended in the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5 “Contingencies and Commitments” and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available. See Note 25 to the consolidated financial statements for further discussion of the outstanding commitments and contingencies and the related impact on our financial position and results of operations.

Business Combinations

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired as soon as practicable. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the purchase price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised within twelve months of an acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact Net earnings (loss). See Note 2 to the consolidated financial statements.

Captive Insurance Companies

We have two wholly owned insurance companies (the “Captives”) that are used as a form of self insurance for property, liability and workers compensation risks. One of the Captives also insures certain third party risks. The liabilities recorded by the Captives relate to the estimated risk of loss which is based on our estimates and actuarial valuations, and unearned premiums, which represent the portion of the third party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and we can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines.

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

Interest Rate Risk Management

We may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in our outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At both December 31, 2006 and 2005, we had an outstanding interest rate swap with a notional amount of $300 million. At December 31, 2004, we had no interest rate swap agreements in place. As of December 31, 2006, we had approximately $1.6 billion of variable rate debt, net of the interest rate swap. A 1% increase in interest rates would increase annual interest expense by approximately $16 million.

See Note 24 to the consolidated financial statements for further discussion of our interest rate risk management and the related impact on our financial position and results of operations.

Foreign Exchange Risk Management

We have receivables and payables denominated in currencies other than the functional currencies of the various subsidiaries, which create foreign exchange risk. For the purposes of this document, our reporting currency is the U.S. dollar, and the functional reporting currency of CAG continues to be the euro. The U.S. dollar, the euro, Mexican peso, Japanese yen, British pound sterling, Chinese yuan and Canadian dollar are the most significant sources of currency risk. Accordingly, we enter into foreign currency forwards and swaps to minimize our exposure to foreign currency fluctuations. The foreign currency contracts are mainly for booked exposure and, in some cases, cash flow hedges for anticipated exposure associated with sales from the Performance Products segment. The terms of these contracts are generally under one year. Our centralized hedging strategy states that foreign currency denominated receivables or liabilities recorded by the operating entities will be internally hedged, only the remaining net foreign exchange position will then be hedged externally with banks. As a result, foreign currency forward contracts relating to this centralized strategy did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. Net foreign currency transaction gains or losses are recognized on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts.

A substantial portion of our assets, liabilities, revenues and expenses are denominated in currencies other than U.S. dollar, principally the euro. Fluctuations in the value of these currencies against the U.S. dollar, particularly the value of the euro, can have, and in the past have had, a direct and material impact on the business and financial results. For example, a decline in the value of the euro versus the U.S. dollar, results in a decline in the U.S. dollar value of our sales denominated in euros and earnings due to translation effects. Likewise, an increase in the value of the euro versus the U.S. dollar would result in an opposite effect.

To protect the foreign currency exposure of a net investment in a foreign operation, we entered into cross currency swaps with certain financial institutions. Under the terms of the cross currency swap arrangements, we will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15. Upon maturity of the cross currency swap agreement in June 2008, we will pay approximately €276 million and receive approximately $333 million. We designated the cross currency swaps, part of our senior euro term loan and the euro senior subordinated note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004.

See Note 24 to the consolidated financial statements for further discussion of our foreign exchange risk management and the related impact on our financial position and results of operations.

Commodity Risk Management

Our policy for the majority of our commodity raw materials requirements allows us to enter into forward purchase and/or swap contracts to manage our risk. Although these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. We have elected to apply the normal purchases provision to the forward purchase and swap contracts that qualify as derivative instruments as it was probable at the inception and throughout the term of the contract that they would not settle net and would result in physical delivery. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract.

See Note 24 to the consolidated financial statements for further discussion of our commodity risk management and the related impact on our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included in pages F-2 through F-86 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly Financial Information

CELANESE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Unaudited)
	(In $ millions)

Net sales	1,646	1,669	1,685	1,656
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	1	2	—	2
Restructuring, impairment and other (charges) gains, net	(1)	(14)	—	—
Operating profit	201	166	201	185
Earnings from continuing operations before tax and minority interests	175	162	190	186
Earnings from continuing operations	126	115	113	85
Earnings (loss) from discontinued operations	1	(2)	2	(2)
Net earnings	127	113	115	83

	Successor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Unaudited)
	(In $ millions)

Net sales	1,469	1,498	1,526	1,540
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	4	—	30
Restructuring, impairment and other (charges) gains, net	(38)	(31)	(24)	(7)
Operating profit	159	157	96	166
Earnings from continuing operations before tax and minority interests	47	136	89	168
Earnings from continuing operations	5	82	59	196
Earnings (loss) from discontinued operations	10	(2)	(2)	(5)
Net earnings	15	80	57	191

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth quarter of 2006.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. KPMG LLP has audited this assessment of our internal control over financial reporting; their report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
Celanese Holdings LLC:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Celanese Holdings LLC and subsidiaries (“Successor” or “the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Celanese Holdings LLC maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Celanese Holdings LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celanese Holdings LLC as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for the years ended December 31, 2006 and December 31, 2005 and the nine-month period ended December 31, 2004, and our report dated February 22, 2007, except as to Notes 6 and 31 (sale of oxo products and derivatives business), which are as of February 23, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
February 22, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by Item 10 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 11.	Executive Compensation

The information called for by Item 11 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 13.	Certain Relationships and Related Transactions

The information called for by Item 13 is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Wholly Owned Subsidiaries).

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed to the Company during the years ended December 31, 2006 and 2005 by our principle accounting firm (KPMG) were:

	Year Ended December 31,
	2006		2005(1)
	(in $ thousands)

Audit fees	8,145	(2)	7,595	(3)
Audit-related fees(4)	1,636		3,952

Total audit and audit-related fees	9,781		11,547
Tax fees(5)	556		141

Total fees	10,337		11,688

(1)	For year ended December 31, 2005, $3,827,000 was reclassified from Audit Fees to Audit Related Fees to conform to prevailing industry practice.

(2)	For professional services rendered for the audits of consolidated financial statements of the Company (including the audit of internal controls over financial reporting), statutory audits and the review of the Company’s quarterly consolidated financial statements.

(3)	For professional services rendered for the audits of financial statements of the Company, Celanese AG, statutory audits and the review of the Company’s quarterly consolidated financial statements.

(4)	Primarily for the professional services rendered in connection with the IPO, secondary offerings, debt offerings, registration statements, consultation on financial accounting and reporting standards and employee benefit plan audits.

(5)	Primarily for professional fees related to the preparation of tax returns in non-US jurisdictions, assistance with tax audits and appeals and technical assistance.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

PLEASE NOTE:  It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this Annual Report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this Annual Report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Annual Report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELANESE HOLDINGS LLC

By:	/s/ David N. Weidman
Name: David N. Weidman

Title:	Chief Executive Officer and President
Date: February 23, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John J. Gallagher III, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms said attorney-in-fact, acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Weidman David N. Weidman	Chief Executive Officer and President (Principal Executive Officer)	February 23, 2007

/s/ John J. Gallagher III John J. Gallagher III	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ Steven M. Sterin Steven M. Sterin	Vice President, Controller (Principal Accounting Officer)	February 23, 2007

/s/ Chinh E. Chu Chinh E. Chu	Manager	February 23, 2007

/s/ Benjamin J. Jenkins Benjamin J. Jenkins	Manager	February 23, 2007

/s/ Anjan Mukherjee Anjan Mukherjee	Manager	February 23, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

ANNUAL CELANESE HOLDINGS LLC CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004	F-4
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5
Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
Celanese Holdings LLC:

We have audited the accompanying consolidated balance sheets of Celanese Holdings LLC (“Successor” or the “Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for the years ended December 31, 2006 and December 31, 2005 and the nine-month period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Holdings LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005 and the nine-month period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Celanese Holding’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 22 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” during the year ended December 31, 2006.

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” during the year ended December 31, 2006.

As discussed in Notes 1 and 2 to the consolidated financial statements, effective April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), a subsidiary of Celanese Holdings LLC acquired 84.3% of the outstanding stock of Celanese AG in a business combination. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/  KPMG LLP

Dallas, Texas
February 22, 2007, except as to Notes 6 and 31 (sale of oxo products and derivatives business), which are as of February 23, 2007

Report of Independent Registered Public Accounting Firm

To the Supervisory Board
Celanese AG:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Celanese AG and subsidiaries (“Predecessor”’) for the three-month period ended March 31, 2004 (“Predecessor periods”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/  KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft Wirtschaftsprüfungsgesellschaft

Frankfurt am Main, Germany
March 30, 2005, except as to Note 4 (cash flows from discontinued operations), and Note 6
(acetate filament discontinued operations), which are as of March 31, 2006 and Note 6
(penthaerythritol discontinued operations), which is as of February 20, 2007

CELANESE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Net sales	6,656	6,033	3,718	1,209
Cost of sales	(5,214)	(4,731)	(3,000)	(975)

Gross profit	1,442	1,302	718	234
Selling, general and administrative expenses	(532)	(506)	(454)	(136)
Amortization of intangible assets (customer related)	(66)	(51)	(43)	—
Research and development expenses	(70)	(91)	(67)	(23)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	5	34	1	—
Restructuring, impairment and other (charges) gains	(15)	(100)	(83)	(28)
Foreign exchange gain (loss), net	(2)	—	(3)	—
Gain (loss) on disposition of assets, net	(9)	(10)	3	(1)

Operating profit	753	578	72	46
Equity in net earnings of affiliates	86	61	36	12
Interest expense	(253)	(322)	(239)	(6)
Interest income	37	33	26	5
Other income (expense), net	90	90	(9)	9

Earnings (loss) from continuing operations before tax and minority interests	713	440	(114)	66
Income tax provision	(270)	(61)	(70)	(15)

Earnings (loss) from continuing operations before minority interests	443	379	(184)	51
Minority interests	(4)	(37)	(8)	—

Earnings (loss) from continuing operations	439	342	(192)	51
Earnings (loss) from discontinued operations:
Earnings (loss) from operation of discontinued operations	(8)	(3)	3	1
Gain on disposal of discontinued operations	5	—	2	13
Income tax benefit	2	4	—	13

Earnings (loss) from discontinued operations	(1)	1	5	27

Net earnings (loss)	438	343	(187)	78

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	790	389
Restricted cash	46	—
Receivables:
Trade receivables — third party and affiliates, net	1,001	919
Other receivables	488	486
Inventories	653	650
Deferred income taxes	76	37
Other assets	69	91

Total current assets	3,123	2,572

Investments	763	775
Property, plant and equipment, net	2,155	2,031
Deferred income taxes	22	139
Other assets	500	494
Goodwill	875	949
Intangible assets, net	463	481

Total assets	7,901	7,441

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	309	155
Trade payables — third party and affiliates	823	811
Other current liabilities	788	787
Deferred income taxes	18	36
Income taxes payable	296	224

Total current liabilities	2,234	2,013

Long-term debt	2,769	2,903
Deferred income taxes	297	285
Benefit obligations	889	1,126
Other liabilities	443	440
Minority interests	74	64
Commitments and contingencies
Shareholder’s equity:
Common stock, one share issued and outstanding as of December 31, 2006 and 2005	—	—
Additional paid-in capital	830	807
Retained earnings	561	156
Loan to shareholder	(227)	(227)
Accumulated other comprehensive income (loss), net	31	(126)

Total shareholder’s equity	1,195	610

Total liabilities and shareholder’s equity	7,901	7,441

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Accumulated
			Retained	Other			Total
		Additional	Earnings	Comprehensive			Shareholder’s
	Common	Paid-in	(Accumulated	Income	Loan to	Treasury	Equity
	Stock	Capital	Deficit)	(Loss), Net	Shareholder	Stock	(Deficit)
	(in $ millions)

Predecessor
Balance at December 31, 2003	150	2,714	25	(198)	—	(109)	2,582
Comprehensive income (loss), net of lax:
Net earnings	—	—	78	—	—	—	78
Other comprehensive income (loss):	—	—	—	—	—	—	—
Unrealized gain on securities	—	—	—	7	—	—	7
Foreign currency translation	—	—	—	(46)	—	—	(46)

Other comprehensive loss	—	—	—	(39)	—	—	(39)

Comprehensive income	—	—	—	—	—	—	39
Amortization of deferred compensation	—	1	—	—	—	—	1

Balance at March 31, 2004	150	2,715	103	(237)	—	(109)	2,622

Successor
Contributed Capital	—	820	—	—	—	—	820
Comprehensive income (loss), net of tax:
Net loss	—	—	(187)	—	—	—	(187)
Other comprehensive income (loss):
Unrealized loss on securities	—	—	—	(7)	—	—	(7)
Foreign currency translation	—	—	—	7	—	—	7
Unrealized gain on derivative contracts	—	—	—	2	—	—	2
Additional minimum pension liability	—	—	—	(19)	—	—	(19)

Other comprehensive loss	—	—	—	(17)	—	—	(17)

Comprehensive loss	—	—	—	—	—	—	(204)
Indemnification of demerger liability	—	3	—	—	—	—	3
Loan to shareholder	—	—	—	—	(227)	—	(227)
Stock-based compensation	—	14	—	—	—	—	14

Balance at December 31, 2004	—	837	(187)	(17)	(227)	—	406

Comprehensive income (loss), net of lax:
Net earnings	—	—	343	—	—	—	343
Other comprehensive income (loss):
Unrealized gain (loss) on securities	—	—	—	3	—	—	3
Unrealized gain on derivative contracts	—	—	—	—	—	—	—
Additional minimum pension liability	—	—	—	(117)	—	—	(117)
Foreign currency translation	—	—	—	5	—	—	5

Other comprehensive loss	—	—	—	(109)	—	—	(109)

Comprehensive income	—	—	—	—	—	—	234
Indemnification of demerger liability	—	5	—	—	—	—	5
Distribution to Parent	—	(600)	—	—	—	—	(600)
Settlement of intercompany balances with Parent	—	(9)	—	—	—	—	(9)
Contribution from Parent	—	572	—	—	—	—	572
Stock-based compensation	—	2	—	—	—	—	2

Balance at December 31, 2005	—	807	156	(126)	(227)	—	610

Comprehensive income (loss), net of tax:
Net earnings	—	—	438	—	—	—	438
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	13	—	—	13
Unrealized gain on derivative contracts	—	—	—	2	—	—	2
Pension and postretirement benefits	—	—	—	137	—	—	137
Foreign currency translation	—	—	—	5	—	—	5

Other comprehensive income	—	—	—	157	—	—	157

Comprehensive income	—	—	—	—	—	—	—
Indemnification of demerger liability	—	3	—	—	—	—	3
Distribution to Parent	—	—	(33)	—	—	——	(33)
Stock-based compensation	—	20	—	—	—	—	20

Balance at December 31, 2006	—	830	561	31	(227)	—	1,195

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(In $ millions)
Operating activities:
Net earnings (loss)	438	343	(187)	78
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Other (charges) gains, net of amounts used	(34)	30	47	20
Stock based compensation	20	—	—	2
Depreciation	202	218	140	67
Amortization of intangible and other assets	81	68	41	3
Amortization of deferred financing fees	13	36	79	—
Change in equity of affiliates	27	5	(14)	4
Deferred income taxes	125	(85)	19	(14)
(Gain) loss on disposition of assets, net	(8)	7	(3)	—
Minority interests	4	37	8	—
Loss on extinguishment of debt	—	55	—	—
Operating cash provided by (used in) discontinued operations	5	(2)	9	(146)
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(28)	31	(24)	(87)
Other receivables	(15)	16	102	(37)
Inventories	16	17	(22)	(10)
Other current assets	12	(57)	(8)	14
Trade payables — third party and affiliates	(21)	17	96	(7)
Income taxes payable	62	17	10	38
Benefit obligations	(58)	(50)	(376)	(22)
Other liabilities	(83)	(24)	36	3
Other, net	(8)	13	(13)	(8)

Net cash provided by (used in) operating activities	750	692	(60)	(102)
Investing activities:
Capital expenditures on property, plant and equipment	(252)	(212)	(160)	(44)
Purchases of other long-term assets	(43)	—	—	—
Acquisitions and related fees, net of cash acquired	—	(918)	(1,633)	—
Net proceeds on sale of businesses and assets	23	48	31	—
Advances to (from) affiliates, net	(8)	21	(1)	(5)
Net proceeds from disposal of discontinued operations	—	—	—	139
Proceeds for Ticona plant relocation	26	—	—	—
Proceeds from sale of marketable securities	95	221	132	42
Purchases of marketable securities	(65)	(149)	(173)	(42)
Increase in restricted cash	(42)	—	—	—
Investing cash flows used in discontinued operations	—	75	(6)	—
Other, net	(2)	7	(1)	1

Net cash provided by (used in) investing activities	(268)	(907)	(1,811)	91
Financing activities:
Initial capitalization	—	—	820	—
Proceeds from long-term debt	38	16	1,825	—
Borrowings under senior credit facilities, net	—	1,135	608	—
Short-term borrowings (repayments), net	13	22	36	(16)
Repayments of long-term debt	(125)	(1,242)	(254)	(27)
Issuance/(purchase) of CAG treasury stock	—	—	29	—
Settlement of lease obligations	—	(31)	—	—
Contribution from Parent	—	572	—	—
Distribution to Parent	(33)	(600)	—	—
Fees associated with financing	—	(8)	(167)	—
Loan to shareholder	—	—	(227)	—
Other, net	—	—	14	—

Net cash provided by (used in) financing activities	(107)	(136)	2,684	(43)
Exchange rate effects on cash	26	(98)	25	(1)

Net increase (decrease) in cash and cash equivalents	401	(449)	838	(55)
Cash and cash equivalents at beginning of period	389	838	—	148

Cash and cash equivalents at end of period	790	389	838	93

See the accompanying notes to the consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

Celanese Holdings LLC (“Celanese Holdings”) and its subsidiaries (collectively the “Company” or the “Successor”) is an integrated global hybrid chemical company, representing the former business of Celanese AG and its subsidiaries (“CAG” or the “Predecessor”). The Company’s business involves processing chemical raw materials, such as ethylene and propylene, and natural products, including natural gas and wood pulp, into value-added chemicals and chemical-based products.

Basis of Presentation

The financial position, results of operations and cash flows and related disclosures for periods prior to April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), the effective date of the acquisition of Celanese AG (the “Effective Date”), are presented as the results of the Predecessor. The financial position, results of operations and cash flows and related disclosures for periods subsequent to the Effective Date, are presented as those of the Successor.

The consolidated financial statements of the Successor as of and for the years ended December 31, 2006 and 2005 and as of and for the nine months ended December 31, 2004 reflect the acquisition of CAG under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters (See Note 4). The consolidated financial statements for the three months ended March 31, 2004 have been prepared in accordance with CAG’s accounting policies (See Note 4) and the requirements for interim financial reporting in accordance with Accounting Principles Board (“APB”) No. 28, Interim Financial Reporting.

2.	Acquisition of CAG

Original Acquisition of CAG

Pursuant to a voluntary tender offer commenced in February 2004, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG (the “Purchaser”), an indirect wholly owned subsidiary of Celanese Holdings, on April 6, 2004 acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares, (the “CAG Shares”) for a purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”). The Company has allocated the purchase price on the basis of the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed on the Effective Date were reflected at fair value for the approximate 84% portion acquired and at historical basis for the remaining minority interest. Upon completion of the Organizational Restructuring (as defined below), the assets acquired and liabilities assumed of Celanese Americas Corporation (“CAC”) are reflected at fair value for the

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

100% portion acquired. The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill. The purchase price allocation was as follows:

As of April 1,
2004
(In $ millions)

Current assets:
Cash and cash equivalents	93
Receivables	1,468
Inventories	568
Other current assets	125
Investments	777
Property plant and equipment	1,726
Other non-current assets	518
Intangible assets	433
Goodwill	747

Total assets acquired	6,455

Current liabilities:
Short-term borrowings and current installments of long-term debt	279
Accounts payable and accrued liabilities	599
Other current liabilities	1,166
Long term debt	306
Benefit obligations	1,370
Other long term liabilities	558

Total liabilities assumed	4,278
Minority interest	451

Net assets acquired	1,726

Cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities and other current liabilities were stated at their historical carrying values, which approximates fair value, given the short term nature of these assets and liabilities.

The estimated fair value of inventory, as of the Effective Date, was calculated based on the Company’s computations. The consolidated statement of operations for the nine months ended December 31, 2004 includes $53 million in cost of sales representing the capitalized manufacturing profit in inventory on hand as of the Effective Date. The capitalized manufacturing profit was recorded in purchase accounting and the inventory was subsequently sold during the nine months ended December 31, 2004.

Deferred income taxes were provided in the consolidated balance sheet based on the Company’s estimate of the tax versus book basis of the assets acquired and liabilities assumed. Valuation allowances were established against those assets for which realization is not likely, primarily in the U.S. (See Note 21).

The Company’s estimate of pension and other postretirement benefit obligations were reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value.

In connection with the Acquisition, at the acquisition date, the Company implemented plans to exit or restructure certain activities. The Company recorded liabilities of $60 million, primarily for employee severance and related costs in connection with the plan and approved the continuation of all existing Predecessor restructuring and exit plans.

At the time of the Acquisition, CAG had a leading market position as a global producer of acetic acid and is the world’s largest producer of vinyl acetate monomer. It has competitive cost structures based on economies of scale,

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vertical integration, technical know-how and the use of advanced technologies. Further, CAG has global reach, with major operations in North America, Europe and Asia and an extensive network of ventures. These characteristics, together with the potential to a) reduce production and material costs, b) increase cash flow through advanced process control projects, and c) optimize the value of the portfolio through strategic acquisitions and divestitures contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from CAG and as a result, the Company has recorded goodwill in connection with the transaction.

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the “Domination Agreement”) between CAG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG shares from the minority shareholders of CAG in return for payment of fair cash compensation. The amount of this fair cash compensation was determined to be €41.92 per share, plus interest, in accordance with applicable German law. Any minority shareholder who elected not to sell its shares to the Purchaser was, until the Squeeze-Out (as defined below) was registered in the commercial register on December 22, 2006, entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed annual payment on its shares of €3.27 per CAG share less certain corporate taxes in lieu of any dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed annual payment was €2.89 per share for a full fiscal year. For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, a charge of €3 million ($4 million), €19 million ($22 million) and €6 million ($8 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. The remaining liability at December 31, 2006 to be paid in 2007 for CAG’s 2006 fiscal year is €3 million ($3 million).

On June 1, 2006, the guaranteed dividend for the fiscal year ended September 30, 2005, which amounted to €3 million, was paid by the Purchaser. In addition, pursuant to a settlement agreement entered into with plaintiff shareholders in March 2006, the Purchaser paid €1 million on June 30, 2006, the guaranteed dividend for the fiscal year ended September 30, 2006, to those shareholders who signed a letter waiving any further rights with respect to such guaranteed dividend that ordinarily would become due and payable after the 2007 annual general meeting. Between June 30, 2006, and January 17, 2007, the Purchaser paid a total amount of less than €1 million to minority shareholders who required early payment of the guaranteed dividend for the fiscal year ended September 30, 2006, by submitting such waiver letter after June 30, 2006.

On January 17, 2007, the Purchaser made, pursuant to a settlement agreement entered into with plaintiff shareholders in December 2006, the following guaranteed dividend payments: (i) a total amount of €1 million was paid to all minority shareholders who had not yet requested early payment of the guaranteed dividend for the fiscal year ended on September 30, 2006, and (ii) a total amount of €1 million representing the pro rata share of the guaranteed dividend for the first five months of the fiscal year ending September 30, 2007 was paid to all minority shareholders.

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

The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. During August 2004, ten actions were brought by minority shareholders against CAG in the Frankfurt District Court, all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Purchaser joined the proceedings via a third party intervention in support of CAG. Among other things, these actions requested the court to set aside shareholder resolutions passed at

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the extraordinary general meeting held on July 30-31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders. On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten minority shareholder actions (See Note 25).

Twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting approving the Domination Agreement and a change in CAG’s fiscal year. In conjunction with the Purchaser’s acquisition of 5.9 million ordinary shares of CAG from two shareholders in August 2005, two of those lawsuits were withdrawn. In February 2006, the Frankfurt District Court ruled to dismiss all challenges contesting the confirmatory resolutions and upheld only the challenge regarding the ratification of the acts of the members of the board of management and the supervisory board. CAG appealed the decision with respect to the ratification. Three plaintiff shareholders appealed the decision on the confirmatory resolutions, however, two plaintiff shareholders agreed in a settlement agreement to withdraw their actions.

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

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement are under court review in special award proceedings (See Note 25). As a result of these proceedings, either amount could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. Minority shareholders may initiate such proceedings also with respect to the Squeeze-Out compensation. In this case, shareholders who cease to be shareholders of CAG due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and minority shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Payments they already received as compensation for their shares will be offset so that the minority shareholders who cease to be shareholders of CAG due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

Organizational Restructuring

In October 2004, Celanese Holdings and certain of its subsidiaries completed an organizational restructuring (the “Organizational Restructuring”) pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of CAC from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to Celanese Caylux Holdings Luxembourg S.C.A., formerly BCP Caylux Holdings Luxembourg S.C.A (“Celanese Caylux”), which resulted in Celanese Caylux owning 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. This transfer was affected by CAG selling all outstanding shares in CAC for a €291 million note. This note eliminates in consolidation.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition of Additional CAG Shares

On August 24, 2005, the Company acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). The Company also paid to such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders’ resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the Domination Agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the Domination Agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Purchaser paid the aggregate consideration of €314 million ($384 million) for the additional CAG shares using available cash.

During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Purchaser acquired additional CAG shares for $473 million and $33 million, respectively, including direct acquisition costs of $4 million and less than $1 million, respectively. The additional CAG shares were acquired pursuant to either i) the mandatory offer or ii) the acquisition of additional CAG shares as described below.

Upon the acquisition of the additional CAG shares during the second half of 2005, the assets and liabilities of CAG were adjusted in the consolidated financial statements to fair value for the additional 14% acquired. The primary amounts allocated to assets acquired and liabilities assumed related to the additional ownership percentage acquired resulted in an increase in inventory of $8 million, which was subsequently charged to cost of goods sold, an increase in property, plant and equipment of $15 million, an increase in intangible assets of $65 million and a decrease in goodwill of $54 million, attributable to the carrying value of the minority interest acquired being greater than the price paid.

Pro Forma Information

The following pro forma information for the years ended December 31, 2005 and 2004 was prepared as if the Acquisition and the subsequent acquisition of additional CAG shares during 2005 had occurred as of the beginning of such period:

	Year Ended December 31,
	2005	2004
	(In $ millions)

Net sales	6,033	4,927
Operating profit	580	170
Net earnings (loss)	384	(94)

Pro forma adjustments include (1) adjustments for purchase accounting, including (i) the application of purchase accounting to pension and other postretirement obligations and (ii) the application of purchase accounting

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to property, plant and equipment and intangible assets, (2) adjustments for items directly related to the transaction, including (i) the impact of the additional pension contribution, (ii) the Advisor monitoring fee (See Note 28), (iii) fees incurred by the Company related to the Acquisition, and (iv) adjustments to interest expense to reflect the Company’s capital structure as a result of the Acquisition including the reversal of $71 million of accelerated amortization expense of deferred financing costs recorded in the year ended December 31, 2004, and (3) corresponding adjustments to income tax expense.

The pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition occurred as of the beginning of the periods presented, nor is it necessarily indicative of future results.

Squeeze-Out

On May 30, 2006, CAG’s shareholders’ meeting approved a transfer to the Purchaser of all shares owned by minority shareholders against payment of cash compensation in the amount of €66.99 per share (the “Squeeze-Out”). The Squeeze-Out was registered in the commercial register on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. A total amount of approximately €62 million (approximately $82 million at December 31, 2006) was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG. The amount of the fair cash compensation of €66.99 per share could increase if successfully challenged in court.

3.	Celanese Corporation, the ultimate parent of Celanese Holdings, Initial Public Offering and Concurrent Financings

In January 2005, Celanese Corporation completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, Celanese Corporation received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. Celanese Corporation contributed $572 million of the net proceeds to the Company, through its wholly-owned subsidiary Crystal US Holdings 3 L.L.C. The Company used such proceeds to repay $572 million of the Company’s senior subordinated notes, which includes an early redemption premium of $51 million.

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

In April and May 2005, the Company paid $578 million of the net proceeds to its ultimate parent, Celanese Corporation, through Crystal US Holdings 3 LLC, in the form of a dividend.

4.	Summary of Accounting Policies

• Consolidation principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control as well as variable interest entities where the Company is deemed the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities, and loss contingencies, among others. Actual results could differ from those estimates.

• Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

• Restricted Cash

At December 31, 2006, the Company has $46 million of restricted cash. This cash is for the payment associated with the settlement agreement entered into with the plaintiff shareholders in December 2006 and was paid in January 2007.

• Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Cost includes raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower. Cost is generally determined by the average cost method.

Upon completion of the Acquisition, the Predecessor changed its inventory valuation method of accounting for its U.S. subsidiaries from the last-in, first-out (“LIFO”) method to the FIFO method to be consistent with the Successor’s accounting policy. This change more closely represents the physical flow of goods resulting in ending inventory which better represents the current cost of the inventory and the costs in income more closely matches the flow of goods. The financial statements of the Predecessor have been adjusted for all periods presented to reflect this

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change. The impact of this change on the Predecessor’s reported net earnings and earnings per share for the three months ended March 31, 2004 is as follows:

Predecessor
Three Months Ended
March 31, 2004
(In $ millions, except
per share data)

Net earnings prior to adjustment	67
Change in inventory valuation method	17
Income tax effect of change	(6)

Net earnings as adjusted	78

Basic earnings per share:(1)
Prior to adjustment	1.36
Change in inventory valuation method, net of tax	0.22

As adjusted	1.58

Diluted earnings (loss) per share:(1)
Prior to adjustment	1.35
Change in inventory valuation method, net of tax	0.22

As adjusted	1.57

(1)	Per-share data are based on weighted average shares outstanding.

• Investments in marketable securities

The Company classifies its investments in debt and equity securities as “available-for-sale” and reports those investments at their fair or market values in the balance sheet as Other assets. Unrealized gains or losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a component of Accumulated other comprehensive income (loss), net until realized. The cost of securities sold is determined by using the specific identification method.

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

• Investments and equity in net earnings of affiliates

Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, stipulates that the equity method should be used to account for investments whereby an investor has ”the ability to exercise significant influence over operating and financial policies of an investee”, but does not exercise control. APB Opinion No. 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, which was issued to clarify the criteria for applying the equity method of accounting to 50% or less owned companies, lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where the Company owns greater than a 20% ownership and can not exercise significant influence or control are accounted for under the cost method (See Note 10).

• Property, plant and equipment

Property, plant and equipment are capitalized at cost. Depreciation is calculated on a straight-line basis, generally over the following estimated useful lives of the assets.

Land Improvements	20 years
Buildings and Building Improvements	30 years
Machinery and Equipment	20 years

Assets acquired in business combinations are recorded at their fair values and depreciated over the assets’ remaining useful lives or the Company’s policy lives, whichever is shorter. Effective January 1, 2005, the Company revised the estimated useful lives of certain assets purchased subsequent to that date. The asset depreciation lives of machinery and equipment that were previously ten years were increased to twenty years and the useful lives of buildings and building improvements increased from ten to thirty years. The impact of the change in estimated useful lives was a $9 million reduction in depreciation expense during the year ended December 31, 2005 and an increase to net income of $8 million during the same period.

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

Impairment of property, plant and equipment — The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques. Impairment of property, plant and equipment to be disposed of is determined in a similar manner, except that fair value is reduced by the costs to dispose of the assets (See Note 11).

• Goodwill and other intangible assets

Patents, customer related intangible assets and other intangibles with finite lives are amortized on a straight-line basis over their estimated economic lives. The weighted average amortization period is 8.5 years. The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”) and other intangible assets with indefinite useful lives are not amortized, but rather tested for impairment, at least annually. The Company tests for goodwill impairment during the third quarter of its fiscal year using June 30 balances.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of goodwill and other intangible assets — The Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are fair valued. To the extent that the reporting unit’s carrying value of goodwill exceeds its implied fair value of goodwill, impairment exists and must be recognized. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques.

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

The Company assesses the recoverability of intangible assets with finite lives in the same manner as for property, plant and equipment. See “Impairment of property, plant and equipment”.

• Financial instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments (See Note 24). As a matter of principle, the Company does not use derivative financial instruments for trading purposes. The Company has been party to interest rate swaps as well as foreign currency forward contracts in the management of its interest rate and foreign currency exchange rate exposures. The Company generally utilizes interest rate derivative contracts in order to fix or limit the interest paid on existing variable rate debt. The Company utilizes foreign currency derivative financial instruments to eliminate or reduce the exposure of its foreign currency denominated receivables and payables, which includes the Company’s exposure on its dollar denominated intercompany net receivables and payables held by euro denominated entities. Additionally, the Company has utilized derivative instruments to reduce the exposure of its commodity prices. The Company also uses derivative and non-derivative financial instruments that may give rise to foreign currency transaction gains or losses, to hedge the foreign currency exposure of a net investment in a foreign operation.

The Company’s risk management policy for the majority of its commodity raw material requirements allows entering into supply agreements and forward purchase or swap contracts. Financial instruments which could potentially subject the Company to concentrations of credit risk are primarily receivables concentrated in various geographic locations and cash equivalents. The Company performs ongoing credit evaluations of its customers’ financial condition. Generally, collateral is not required from customers. Allowances are provided for specific risks inherent in receivables.

• Deferred financing costs

The Company capitalizes direct costs incurred to obtain debt financings and amortizes these costs using the straight-line method over the terms of the related debt. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed. For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the Successor recorded amortization of deferred

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing costs, which is classified in Interest expense, of $13 million, $36 million and $79 million, respectively, of which $1 million, $23 million and $71 million, respectively, related to accelerated amortization of deferred financing costs. As of December 31, 2006 and 2005, the Company had $51 million and $65 million of net deferred financing costs included within long term other assets.

• Environmental liabilities

The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company’s operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. Depending on the nature of the site, the Company accrues through time horizons of ten to fifteen years, unless the Company has government orders or other agreements that extend beyond these time horizons. All other fees are expensed as incurred. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure in the notes to the consolidated financial statements if the contingency is considered material. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Environmental liabilities for which the remediation period is fixed and associated costs are readily determinable are recorded at their net present value. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.

An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. There are no pending insurance claims for any environmental liability that are expected to be material. The measurement of environmental liabilities is based on the Company’s periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company uses its best estimate to establish its environmental reserves. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur (See Note 18).

• Legal Fees

The Company accrues for legal fees related to loss contingency matters when the costs associated with defending these matters can be reasonably estimated and are probable of occurring. All other legal fees are expensed as incurred.

• Revenue recognition

The Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products, and provided that four basic criterion are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause the Company to determine revenue recognition criteria are not met for certain transactions, revenue recognition would be delayed until such time that the transactions become realizable and fully earned. Payments received in advance of meeting the above revenue recognition criteria are recorded as deferred revenue.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Stock-based compensation

Effective January 1, 2006, the Successor adopted the fair value recognition provisions of SFAS No. 123(R). The Successor has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Successor accounted for employee stock-based compensation for the year ended December 31, 2005 and the nine months ended December 31, 2004 in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any.

For the three months ended March 31, 2004, the Predecessor accounted for stock options and similar equity instruments under the fair value method, which requires compensation cost to be measured at the grant date based on the value of the award. The fair value of stock options is determined using the Black-Scholes option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility and the expected dividends of the underlying stock, and the risk-free interest rate over the expected life of the option. Compensation expense based on the fair value of stock options is recorded over the vesting period of the options and has been recognized in the Predecessor’s consolidated financial statements. The CAG stock options did not contain change in control provisions, which would have resulted in accelerated vesting, as a result of the Acquisition (See Note 22).

• Research and development

The costs of research and development are charged as an expense in the period in which they are incurred.

• Insurance loss reserves

The Company has two wholly owned insurance companies (the “Captives”) that are used as a form of self insurance for property, liability and workers compensation risks. One of the Captives also insures certain third party risks. The liabilities recorded by the Captives relate to the estimated risk of loss which is based on management estimates and actuarial valuations, and unearned premiums, which represent the portion of the third party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and the Company can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines. Total assets and liabilities for the Captives after elimination of all intercompany activity was $339 million and $171 million, respectively, as of December 31, 2006 and $386 million and $238 million, respectively, as of December 31, 2005. Included in total liabilities are third party reserves of $24 million and $31 million at December 31, 2006 and 2005, respectively. Third party premiums were $22 million, $23 million, $29 million and $6 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Reinsurance receivables

The Captives enter into reinsurance arrangements to reduce their risk of loss. The reinsurance arrangements do not relieve the Captives from their obligations to policyholders. Failure of the reinsurers to honor their obligations could result in losses to the Captives. The Captives evaluate the financial condition of their reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies and to establish allowances for amounts deemed non-collectible.

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

• Minority interests

Minority interests in the equity and results of operations of the entities consolidated by the Company are shown as a separate line item in the consolidated financial statements. The entities included in the consolidated financial statements that have minority interests are as follows:

	Ownership Percentage
	December 31,	December 31,
	2006	2005

Celanese AG	98%	98%
InfraServ GmbH & Co. Oberhausen KG	98%	98%
Celanese Polisinteza d.o.o	76%	76%
Synthesegasanlage Ruhr GmbH	50%	50%

The Company has a 60% voting interest and the right to appoint a majority of the board of management of Synthesegasanlage Ruhr GmbH, which results in the Company controlling this entity and, accordingly, the Company is consolidating this entity in their consolidated financial statements.

• Accounting for Sorbates Matters

On October 22, 1999, CAG was demerged from Hoechst AG (“Hoechst”). In accordance with the demerger agreement between Hoechst and CAG, CAG was assigned the obligation related to the Sorbates matters. However, Hoechst agreed to indemnify CAG for 80% of payments for such obligations. Expenses related to this matter are recorded gross of any such recoveries from Hoechst, and its legal successors, in the consolidated statement of operations. Recoveries from Hoechst, and its legal successors, which represent 80% of such expenses, are recorded directly to Shareholder’s equity, net of tax, as a contribution of capital in the consolidated balance sheet.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Accounting for purchasing agent agreements

CPO Celanese Aktiengesell Schaft & Co. Procurement Olefin KG, Frankfurt Am Main (“CPO”), a subsidiary of the Company, acts as a purchasing agent on behalf of the Company, as well as third parties. CPO arranges sale and purchase agreements for raw materials on a commission basis. Accordingly, the commissions earned on these third party sales are classified as a reduction to Selling, general and administrative expense. Commissions amounted to $5 million, $9 million, $6 million and $2 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. The raw material sales volume commissioned by CPO for third parties amounted to $937 million, $880 million, $512 million and $149 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively.

• Functional and reporting currencies

For the Company’s international operations where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of Accumulated other comprehensive income (loss), net.

As a result of the Purchaser’s acquisition of voting control of CAG, the Predecessor financial statements are reported in U.S. dollars to be consistent with Successor’s reporting requirements. For CAG reporting requirements, the euro was the reporting currency.

• Reclassifications

The Company has reclassified certain prior period amounts to conform to current year’s presentation. The reclassifications had no effect on the consolidated statements of operations, of cash flows or of shareholder’s equity as previously reported.

• Cash flows from discontinued operations

In 2005, the Company revised its presentation of cash flows related to discontinued operations. The cash flows of continuing operations and discontinued operations are presented together, with separate captions for the operating, investing and financing activities of discontinued operations. In periods prior to 2005, the Company presented the cash flows of discontinued operations within certain captions of operating, investing and financing cash flows together with those of continuing operations. Accordingly, the category totals for operating, investing and financing activities were not impacted by this revision.

5.	Recent accounting pronouncements

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

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation, which requires that the cost from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R), Share Based Payment, (“SFAS No. 123(R)”) requires companies to measure all employee

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures under the provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. See Note 22 for additional information related to the impact of the adoption of SFAS No. 123(R).

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company has adopted the requirements of SFAS No. 158 and has properly reflected them in the consolidated financial statements. See Note 17 for additional information.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be taken into consideration when quantifying misstatements in current-year financial statements. It requires quantification of misstatements using both the balance sheet and income statement approaches and evaluation of whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the guidance allows registrants to record that effect as a

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company is required to adopt the provisions of FIN 48, as applicable, beginning in fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

6.	Acquisitions, divestitures and ventures

Acquisitions:

•	On April 6, 2004, the Company acquired 84% of CAG. During 2005, the Company acquired an additional 14% of CAG (See Note 2). As a result of the effective registration of the Squeeze-Out in the commercial register in December 2006, the Company acquired the remaining 2% of CAG in January 2007.

•	In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (“ICI”) for $208 million, in addition to direct acquisition costs of $9 million. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and the Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for fifteen years, and the pricing is based on market and other negotiated terms. The fair value of the supply contract was approximately $11 million and was recorded as deferred revenue to be amortized over the fifteen year life of the agreement. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Note 16). Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In July 2005, the Company acquired Acetex Corporation (“Acetex”) for $270 million, in addition to direct acquisition costs of $16 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex has two primary businesses — its Acetyls business and its Specialty Polymers and Films business. The Acetyls business is operated in Europe and the Polymers and Film businesses are operated in North America. The Company acquired Acetex using existing cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations.

The following table presents the allocation of Vinamul and Acetex acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

	Vinamul	Acetex
	(In $ millions)

Cash	10	54
Inventories	24	79
Property, plant, and equipment	152	285
Goodwill	44	166
Intangible assets	22	62
Debt	—	(316)
Pensions liabilities	(34)	(28)
Other current assets/liabilities	(1)	(16)

Net assets acquired	217	286

•	In August 2006, the Company signed a definitive agreement to purchase the cellulose acetate flake, tow and film business of Acetate Products Limited for a purchase price of approximately £57 million ($110 million), subject to certain adjustments as defined in the agreement. The transaction closed on January 31, 2007. See Note 31 for further information.

Ventures:

•	In August 2005, the Company and Hatco Corporation agreed to wind up Estech GmbH, its venture for neopropyl esters. The Company recorded an impairment charge of $10 million, included in Equity in net earnings of affiliates, related to this matter in the year ended December 31, 2005.

•	In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, which was named Pemeas GmbH. This venture was formed in order to advance the commercialization of the Company’s fuel cell technology. Pemeas GmbH was considered a variable interest entity as defined under FIN No. 46. The Company was deemed the primary beneficiary of this variable interest entity and, accordingly, consolidated this entity in its consolidated financial statements. In the period the Company adopted FIN No. 46, the consolidation of this entity did not have a material impact on the Company’s financial position or results of operations and cash flows. In December 2005, the Company sold its common stock interest in Pemeas GmbH, which resulted in the Company no longer being the primary beneficiary. The Company recognized a gain of less than $1 million related to this sale. In December 2006, the Company sold its preferred interest in Pemeas GmbH to BASF, received net proceeds from the sale of €9 million and recognized a gain of €8 million ($11 million). This amount is included in Other income (expense), net in the consolidated statement of operations.

•	On October 1, 2003, Celanese AG and Degussa AG (“Degussa”) completed the combination of their European oxo businesses. The venture, European Oxo GmbH (“EOXO”), consists of both companies’ propylene-based oxo chemical activities. CAG contributed net assets with a carrying value of $12 million for a 50% interest in the venture. CAG retained substantially all the accounts receivable, accounts payable and

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued liabilities of its contributed business existing on September 30, 2003. In addition, CAG and Degussa each committed to fund the venture equally. Under a multi-year agreement, Degussa has the option to sell its share in EOXO to the Company beginning in January 2008 for a price based on a formula which considers the profitability and net debt of the venture and the purchase price of rhodium. On August 28, 2006, Celanese Chemicals Europe GmbH (“CCE”), a wholly owned subsidiary of CAG, entered into an agreement with Degussa pursuant to which Degussa granted CCE an option to purchase Degussa’s interest in EOXO for a purchase price not materially different than the previously described formula and the assumption of certain liabilities. The option is exercisable until June 30, 2007 and is subject to certain conditions. Degussa has given notice that if CCE does not exercise its option to purchase by June 30, 2007, Degussa will exercise its right to sell its interest in EOXO to the Company beginning in 2008 for a price based on the aforementioned formula. In connection with the sale of the Company’s oxo products and derivatives business, the Company exercised its option and purchased Degussa’s 50% interest on February 23, 2007, which will be subsequently sold to Advent International (See Note 31). The Company’s European oxo business is part of its Chemical Products segment. The Company reports its investment in EOXO using the equity method of accounting.

Divestitures:

The following tables summarize the results of the discontinued operations for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004:

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(In $ millions)

Net Sales	12	82	131	67
Cost of sales	(14)	(76)	(115)	(64)

Gross profit (loss)	(2)	6	16	3

Operating profit (loss)	(8)	(3)	3	1
Gain on disposal of discontinued operations	5	—	2	13
Tax benefit from operation of discontinued operations	2	4	—	13

Earnings (loss) from discontinued operations	(1)	1	5	27

2006

•	During the third quarter of 2006, the Company discontinued its Pentaerythritol (“PE”) operations, which were included in the Chemical Products segment. As a result, the earnings (loss) from operations related to the PE operations are reflected as a component of discontinued operations in the consolidated statements of operations.

2005

•	In October 2004, the Company announced plans to implement a strategic restructuring of its acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. As part of this restructuring, the Company announced its plans to discontinue its filament operations, which were included in the Acetate Products segment, prior to December 31, 2005 and to

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate its acetate flake and tow manufacturing operations. During the fourth quarter of 2005, the Company discontinued its filament operations. As a result, the earnings (loss) from operations related to the filament operations are reflected as a component of discontinued operations in the consolidated statements of operations.

•	In July 2005, in connection with the Vinamul transaction, the Company agreed to sell its emulsion powders business to ICI for approximately $25 million. This transaction included a supply agreement whereby the Company supplies product to ICI for a period of up to fifteen years. In connection with the sale, the Company reduced goodwill related to the acquisition of Vinamul by $6 million. The transaction closed in September 2005.

•	In October 2005, the Company sold its Rock Hill, SC manufacturing facility for $4 million in cash. As a result the Company derecognized $12 million of asset retirement obligations and $7 million of environmental liabilities which were legally transferred to the buyer, and recorded a gain of $23 million.

•	In December 2005, the Company sold its Cyclo-olefine Copolymer (“COC”) business to a venture of Japan’s Daicel Chemical Industries Ltd. (“Daicel”) and Polyplastics Co. Ltd. (“Polyplastics”). Daicel holds a majority stake in the venture with 55% interest and Polyplastics, which itself is a venture between the Company and Daicel, owns the remaining 45%. The transaction resulted in a loss of approximately $35 million.

7.	Securities Available for Sale

At December 31, 2006 and 2005, the Company had $265 million and $280 million, respectively, of securities available for sale, which were included as a component of long-term and current other assets. The Company’s captive insurance companies and pension related trusts hold these securities for capitalization and funding requirements, respectively. The Successor recorded a net realized gain (loss) of $(1) million, $(2) million and $7 million for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recorded a net realized gain of $0 million for the three months ended March 31, 2004. The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type at December 31, 2006 and 2005, were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

At December 31, 2006
Debt securities
U.S. government	69	1	(1)	69
U.S. corporate	54	—	(1)	53

Total debt securities	123	1	(2)	122
Bank certificates of deposit	10	—	—	10
Equity securities	59	11	—	70
Mortgage-backed securities	58	—	(1)	57
Money markets deposits and other securities	6	—	—	6

	256	12	(3)	265

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

At December 31, 2005
Debt securities
U.S. government	77	—	(3)	74
U.S. corporate	73	—	(1)	72

Total debt securities	150	—	(4)	146
Bank certificates of deposit	1	—	—	1
Equity securities	65	2	—	67
Mortgage-backed securities	63	—	(2)	61
Money markets deposits and other securities	5	—	—	5

	284	2	(6)	280

Fixed maturities at December 31, 2006 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In $ millions)

Within one year(1)	30	30
From one to five years	56	55
From six to ten years	47	46
Greater than ten years	63	64

	196	195

(1)	Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

During 2005, the Company contributed $54 million to the pension related trusts as part of the Acquisition of CAG and $9 million related to the demutualization of an insurance company. In addition, the Captives liquidated $75 million in debt securities to cash in 2005.

8.	Receivables, net

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Trade receivables — third party and affiliates	1,017	935
Allowance for doubtful accounts — third party and affiliates	(16)	(16)

Subtotal	1,001	919
Reinsurance receivables	85	117
Other	403	369

Net receivables	1,489	1,405

As of December 31, 2006 and 2005, the Company had no significant concentrations of credit risk since the Company’s customer base is dispersed across many different industries and geographies.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Inventories

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Finished goods	500	504
Work-in-process	33	27
Raw materials and supplies	120	119

Total inventories	653	650

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

10.	Investments

Equity Method

The Company’s equity investments and ownership interests are as follows:

				Carrying		Share of Earnings (Loss)
		Ownership Percentage		Value		Successor			Predecessor
		Successor		Successor				Nine Months	Three Months
		As of	As of	As of	As of	Year Ended	Year Ended	Ended	Ended
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	March 31,
	Segment	2006	2005	2006	2005	2006	2005	2004	2004
				(In $ millions)
Estech GmbH & Co. KG	Chemical Products	51.0%	51.0%	—	—	—	(10)	(3)	—
European Oxo GmbH	Chemical Products	50.0%	50.0%	26	13	10	10	(5)	(3)
Erfei, A.I.E	Chemical Products	45.0%	45.0%	1	1	—	—	—	—
Fortron Industries	Technical Polymers Ticona (“Ticona”)	50.0%	50.0%	63	57	14	11	6	2
Korea Engineering Plastics Co., Ltd.	Ticona	50.0%	50.0%	160	146	13	14	11	3
Polyplastics Co., Ltd.	Ticona	45.0%	45.0%	136	179	26	24	17	7
InfraServ GmbH & Co. Gendorf KG	Other	39.0%	39.0%	26	23	4	4	3	1
InfraServ GmbH & Co. Höchst KG	Other	31.2%	31.2%	136	115	14	7	5	2
InfraServ GmbH & Co. Knapsack KG	Other	28.2%	28.2%	18	17	1	1	1	—
Sherbrooke Capital Health and Wellness, L.P.	Performance Products	10.0%	10.0%	4	4	1	—	1	—

Total				570	555	83	61	36	12

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor				Predecessor
				Nine Months	Three Months
	Year Ended		Year Ended	Ended	Ended
	December 31,		December 31,	December 31,	March 31,
	2006		2005	2004	2004
	(In $ millions)
Affiliates totals:
Net earnings	197		138	94	27
Successor/Predecessor’s share:
Net earnings	83	(1)	61	36	12
Dividends and other distributions	109		66	22	16

(1)	Amount does not include a $3 million liquidating dividend from Clear Lake Methanol Partners.

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Total assets	2,505	2,295
Total liabilities	1,411	1,183
Interests of others	675	679

Successor’s share of equity	419	433
Excess of cost over underlying equity in net assets acquired	151	122

Successor’s carrying value of investments	570	555

The Company accounts for its 10% ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

Cost Investments

The Company’s investments accounted for under the cost method of accounting are as follows:

	Successor		Successor
	Ownership	Ownership	Carrying Value	Carrying Value
	% as of	% as of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
			(In $ millions)

National Methanol Company (Ibn Sina)	25%	25%	54	54
Kunming Cellulose Fibers Co. Ltd.	30%	30%	15	15
Nantong Cellulose Fibers Co. Ltd.	31%	31%	77	77
Zhuhai Cellulose Fibers Co. Ltd.	30%	30%	15	15
InfraServ GmbH & Co. Wiesbaden KG	8%	8%	6	13
Other			26	46

Total			193	220

Cost investments where the Company owns greater than a 20% ownership interest are accounted for under the cost method of accounting because the Company cannot exercise significant influence over these entities. The

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined that it cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on the Company’s involvement in the day-to-day operations and the present inability of the entities to provide timely U.S. GAAP financial information.

The Successor recognized $79 million, $89 million and $33 million of dividend income from investments accounted for under the cost method for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized dividend income from investments accounted for under the cost method of $6 million for the three months ended March 31, 2004. The amounts are included within Other income (expense), net in the consolidated statement of operations.

11.	Property, Plant and Equipment

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Land	64	56
Land improvements	51	52
Buildings	353	335
Machinery and equipment	2,089	1,890
Construction in progress	285	173

Property, plant and equipment, gross	2,842	2,506
Less: accumulated depreciation	(687)	(475)

Property, plant and equipment, net	2,155	2,031

Assets under capital leases, net of accumulated amortization, amounted to approximately $26 million and $18 million at December 31, 2006 and 2005, respectively.

Interest costs capitalized were $6 million, $4 million, $4 million and $3 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Goodwill

	Chemical	Acetate		Performance
	Products	Products	Ticona	Products	Other	Total
	(In $ millions)

Carrying value of goodwill associated with the Acquisition (See Note 2) as of December 31, 2004	193	180	290	84	—	747
Acquisition of CAG	(11)	8	(16)	(7)	—	(26)
Acquisition of Acetex	149	—	—	—	17	166
Acquisition of Vinamul	44	—	—	—	—	44
Exchange rate changes	5	—	11	2	—	18

Carrying value of goodwill as of December 31, 2005	380	188	285	79	17	949
Acquisition of Acetex — adjustments	17	—	—	—	(6)	11
Acquisition of CAG	(27)	(32)	(26)	(1)	—	(86)
Exchange rate changes	(2)	—	(3)	6	—	1

Carrying value of goodwill as of December 31, 2006	368	156	256	84	11	875

The adjustments recorded during the year ended December 31, 2006 related to CAG consist primarily of reversals of certain pre-acquisition tax valuation allowances and resolution of uncertainties.

During the year ended December 31, 2005, the Company decreased Goodwill by $26 million as a result of purchase accounting adjustments related to the Acquisition and the acquisition of additional CAG shares. Included in this adjustment is a $23 million increase to goodwill, and a corresponding increase to the Company’s minority interest liability primarily associated with the Organizational Restructuring that occurred in October 2004 (See Note 2). The Company also increased Goodwill by $5 million, net, for various purchase accounting adjustments related to the original acquisition of CAG shares. As these represented immaterial adjustments, individually and in the aggregate, prior periods have not been restated. Also included in this adjustment is a $54 million decrease to goodwill associated with the additional CAG shares purchased based on the fair value of the assets and liabilities acquired (See Note 2).

13.	Intangible Assets

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Trademarks and tradenames	74	73
Customer related intangible assets	526	474
Developed technology	12	12
Covenants not to compete	15	11

Total intangible assets, gross	627	570
Less: accumulated amortization	(164)	(89)

Total intangible assets, net	463	481

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for the succeeding five fiscal years is approximately $66 million in 2007, $64 million in 2008, $62 million in 2009, $53 million in 2010 and $48 million in 2011. The Company’s trademarks and tradenames have an indefinite life. Accordingly, no amortization is recorded on these intangible assets.

In connection with the acquisition of Vinamul and Acetex, the Company identified intangible assets with an estimated value of $84 million, which were comprised primarily of customer related intangible assets. Additionally, Intangible assets, net increased by $65 million as a result of purchase accounting allocations related to the additional CAG shares purchased during 2005 (See Note 2).

In connection with the acquisition of Vinamul, the Company entered into a five-year non-compete agreement with ICI. The Company has assigned a fair value of $10 million to this agreement.

As a result of the Company’s annual impairment test on intangible assets with indefinite useful lives, the Company recorded an impairment loss of $2 million for the year ended December 31, 2006.

14.	Other Current Liabilities

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Accrued salaries and benefits	198	159
Environmental liabilities (See Note 18)	26	25
Accrued restructuring (See Note 20)	34	45
Insurance liabilities	68	141
Sorbates litigation	148	129
Other	314	288

Total other current liabilities	788	787

15.	Other Liabilities

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Environmental liabilities (See Note 18)	88	99
Insurance liabilities	86	87
Other	269	254

Total other liabilities	443	440

As of December 31, 2006 and 2005, estimated liabilities for asset retirement obligations were $59 million and $54 million, respectively, of which $47 million in 2006 and $52 million in 2005 is included in the Other caption above. The remainder of these liabilities are included in Other current liabilities in the Other caption (See Note 14). This amount primarily represents the Company’s estimated future liability for site demolition and various landfill closures and the associated monitoring costs at these operating sites.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in asset retirement obligations are reconciled as follows:

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(In $ millions)

Balance at beginning of period	54	52	48	47
Additions	10	9	12	—
Accretion	3	4	1	1
Payments	(2)	(9)	(1)	(1)
Divestitures(1)	—	(12)	—	—
Purchase accounting adjustments	—	9	(9)	—
Revisions to cash flow estimates	(7)	—	(1)	1
Exchange rate changes	1	1	2	—

Balance at end of period	59	54	52	48

(1)	Relates to sale of the Rock Hill plant (See Note 6).

The Company has identified but not recognized asset retirement obligations related to most of its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, the Company currently plans on continuing operations at these facilities indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. In the event the Company considers plans to abandon or cease operations at these sites, an asset retirement obligation will be reassessed at that time. If certain operating facilities were to close, the related asset retirement obligations could significantly affect the Company’s results of operations and cash flows.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Debt

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and Affiliates
Current installments of long-term debt	127	20
Short-term borrowings, principally comprised of amounts due to Affiliates	182	135

Total short-term borrowings and current installments of long-term debt — third party and Affiliates	309	155

Long-term debt
Senior Credit Facilities: Term Loan facility	1,622	1,708
Senior Subordinated Notes 9.625%, due 2014	799	800
Senior Subordinated Notes 10.375%, due 2014	171	153
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2023	30	28
Other borrowings	69	29

Subtotal	2,896	2,923
Less: Current installments of long-term debt	127	20

Total long-term debt	2,769	2,903

Interest Expense

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)

Accelerated amortization of deferred financing costs on early redemption and prepayment of debt	1	23	71	—
Premium paid on early redemption of debt	—	55	21	—
Other interest expense	252	244	147	6

Total interest expense	253	322	239	6

Senior Credit Facilities.  As of December 31, 2006, the amended and restated (January 2005) senior credit facilities consist of a term loan facility, a revolving credit facility and a credit-linked revolving facility. The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly $600 million remained available for borrowing.

At December 31, 2006, the term loan facility includes $1,288 million of U.S. dollar denominated loans and €253 million of euro denominated loans, both maturing in 2011.

In addition, the Company has a $228 million credit-linked revolving facility, which matures in 2009. The credit-linked revolving facility includes borrowing capacity available for letters of credit. As of December 31, 2006, there were $218 million of letters of credit issued under the credit-linked revolving facility and $10 million remained available for borrowing.

Substantially all of the assets of the Company, subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these facilities. The borrowings under the revolving senior credit facility bear interest at a rate equal to an applicable margin plus, at the borrower’s option, either a base rate or a LIBOR rate. The applicable margin for a revolving facility borrowing under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case, subject to a step-down based on a performance test, as defined). In November 2005, the Company amended its senior credit facilities which lowered the margin over LIBOR on the U.S. dollar denominated portion of the term loan facility from 2.25% to 2.00%. In addition, a further reduction of the interest rate to LIBOR plus 1.75% is allowed if certain conditions are met. The interest rate for the revolving senior credit facility at December 31, 2006 was 7.61%.

BCP Crystal may voluntarily repay outstanding loans under the senior credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

As stated in the prepayment requirements under the amended and restated senior credit facilities, the Company is required to prepay 50% of its excess cash flow against its senior term loan facility. Based on the excess cash flow calculation, as defined in the Company’s amended and restated senior credit facilities, at December 31, 2006, the Company will make a prepayment of approximately $98 million on the senior term loan facility in March 2007. In connection with the excess cash flow prepayment the Company will write off approximately $1 million of unamortized deferred financing fees associated with the senior term loan facility.

In July 2006, the Company made a $100 million equivalent voluntary prepayment on its senior term loan facility. In connection with the voluntary prepayment, the Company wrote off approximately $1 million of unamortized deferred financing fees associated with the senior term loan facility.

In the first quarter 2005, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of these proceeds, coupled with the proceeds from the initial public offering, were used to repay the senior subordinated notes, as previously described, and the $350 million floating rate term loan and related early redemption premiums of $4 million and $51 million, respectively. In addition, $200 million was used to finance the February 2005 acquisition of the Vinamul business (See Note 6).

Senior Subordinated Notes.  During June and July 2004, the Company issued $1,225 million and €200 million in senior subordinated notes for proceeds of $1,475 million, which included $4 million in premiums. All of BCP Crystal’s U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal’s obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis. In February 2005, $521 million of the net proceeds of the offering of Celanese Corporation’s Series A common stock were used to redeem a portion of the senior subordinated notes and $51 million was used to pay the premium associated with the redemption.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2006, the Company was in compliance with all of the financial covenants related to its debt agreements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal payments scheduled to be made on the Company’s debt, including short term borrowings, is as follows:

Total
(In $ millions)

2007	309
2008	25
2009	50
2010	39
2011	1,485
Thereafter(1)	1,170

Total	3,078

(1)	Includes $2 million purchase accounting adjustment to assumed debt.

17.	Benefit Obligations

Pension obligations.  Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The benefits offered vary according to the legal, fiscal and economic conditions of each country. The commitments result from participation in defined contribution and defined benefit plans, primarily in the U.S. Benefits are dependent on years of service and the employee’s compensation. Supplemental retirement benefits provided to certain employees are non-qualified for U.S. tax purposes. Separate trusts have been established for some non-qualified plans.

The Company sponsors defined benefit pension plans in North America, Europe and Asia. As of December 31, 2006, the Company’s U.S. qualified pension plan represented greater than 84% and 76% of Celanese Holding’s pension plan assets and liabilities, respectively. Independent trusts or insurance companies administer the majority of these plans. Pension costs under the Company’s retirement plans are actuarially determined.

The Company sponsors various defined contribution plans in North America, Europe, and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company’s matching contribution to the defined contribution plans are based on specified percentages of employee contributions and aggregated $11 million, $12 million, $8 million and $3 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively.

In connection with the acquisition of CAG, the Purchaser agreed to pre-fund certain pension obligations. The Company contributed an additional $54 million to the non-qualified pension plan’s rabbi trusts in February 2005.

In connection with the Company’s acquisition of Vinamul and Acetex in 2005, the Company assumed certain assets and obligations related to the acquired pension plans. The Company recorded liabilities of $128 million for these pension plans. Total pension assets acquired amounted to $85 million.

As part of a restructuring program announced in October 2004, the Company closed certain plants related to its acetate filament production and consolidated its acetate flake and tow operations from five locations to three. This resulted in the reduction of nearly 600 U.S. employees triggering a plan curtailment. The curtailment resulted in an increase in the projected benefit obligation and a corresponding curtailment loss of $1 million for the U.S. pension plan during the year ended December 31, 2005.

Other postretirement obligations.  Certain retired employees receive postretirement healthcare and life insurance benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. The cost for coverage is shared between the Company and the employee. The cost of providing

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The company’s policy is to fund benefits as claims and premiums are paid. The U.S. plan was closed to new participants effective January 1, 2006.

In connection with the Company’s acquisition of Vinamul and Acetex in 2005, the Company assumed certain assets and obligations related to the acquired entities’ postretirement benefit plans. The Company recorded liabilities of $24 million for these postretirement benefit plans.

 In 2003, the U.S. postretirement medical plan was amended to introduce defined dollar caps for pre-1993 retirees. These changes were approved in June 2003 and resulted in a reduction in the accumulated postretirement benefit obligation which was set up as a $67 million negative prior service cost base as these changes become effective July 1, 2004.

Impact of SFAS No. 158.  On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which caused the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to Accumulated other comprehensive income (loss), net of tax. Based on the funded status of the defined benefit pension and postretirement benefit plans as of December 31, 2006, the Company reported a total unfunded amount of $884 million of pension and postretirement benefit obligations. The net impact of the adoption of SFAS No. 158 was an increase in pension and postretirement benefit obligations of $113 million with an offset to Accumulated other comprehensive income (loss), net of tax. The Company’s adoption of SFAS No. 158 on December 31, 2006 had no impact on the Company’s earnings. The following tables present details about the Company’s pension plans:

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheet at December 31, 2006

	(in $ millions)
		Adjustments
		to
	Before	reduce		After
	Application of	Minimum	SFAS No. 158	Application of
	SFAS No. 158	Liability	Adjustments	SFAS No. 158

Deferred income taxes	41	(19)	—	22
Total assets	7,920	(19)	—	7,901
Other current liabilities	732	—	56	788
Benefit obligations	832	(156)	213	889
Total liabilities	6,593	(156)	269	6,706
Accumulated other comprehensive income (loss), net	163	137	(269)	31
Total shareholder’s equity	1,327	137	(269)	1,195

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	Successor		Successor
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In $ millions)

Change in projected benefit obligation
Projected benefit obligation at beginning of period	3,407	3,122	377	421
Service cost	40	40	2	3
Interest cost	183	181	20	23
Participant contributions	1	1	18	15
Plan amendments	1	(2)	(1)	—
Actuarial losses (gains)(1)	(115)	163	(14)	(44)
Acquisitions	—	128	—	24
Special termination benefits	3	1	—	—
Divestitures	(1)	—	—	—
Settlements	(9)	(12)	—	—
Benefits paid	(205)	(189)	(59)	(63)
Transfers	—	(1)	—	—
Curtailments	—	(1)	(1)	(3)
Foreign currency exchange rate changes	32	(24)	1	1
Other	6	—	—	—

Projected benefit obligation at end of period	3,343	3,407	343	377

Change in plan assets
Fair value of plan assets at beginning of period	2,603	2,486	—	—
Actual return on plan assets	332	201	—	—
Employer contributions	53	44	41	48
Participant contributions	1	1	18	15
Acquisitions	—	85	—	—
Settlements	(9)	(12)	—	—
Benefits paid	(205)	(189)	(59)	(63)
Foreign currency exchange rate changes	20	(13)	—	—
Other	7	—	—	—

Fair value of plan assets at end of period	2,802	2,603	—	—

Funded status and net amounts recognized
Plan assets less than benefit obligation	(541)	(804)	(343)	(377)
Unrecognized prior service cost	(1)	(2)	(1)	—
Unrecognized actuarial (gain) loss	64	302	(44)	(31)

Net amount recognized in the consolidated balance sheets	(478)	(504)	(388)	(408)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Accrued benefit liability	(541)	(660)	(343)	(408)
Other comprehensive income(2)	63	156	(45)	—

Net amount recognized in the consolidated balance sheets	(478)	(504)	(388)	(408)

Non-current assets	4	—	—	—
Current liabilities	(22)	—	(38)	—
Non-current liabilities	(523)	(660)	(305)	(408)

(1)	Primarily relates to change in discount rates.

(2)	Amount shown net of tax in the consolidated statements of shareholder’s equity. See Note 21 for the related tax associated with the pension and postretirement benefit obligations.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	Successor		Successor
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations
Discount rate:
U.S. plans	5.88%	5.63%	5.88%	5.63%
International plans	4.70%	4.54%	4.80%	4.97%
Combined	5.68%	5.46%	5.79%	5.57%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%	4.00%
International plans	3.18%	3.26%	3.53%	3.26%
Combined	3.73%	3.81%	3.92%	3.81%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets at the end of 2006 and 2005 were as follows:

	Successor
	As of December 31,
	2006	2005
	(In $ millions)

Projected benefit obligation	3,264	3,367
Accumulated benefit obligation	3,124	3,204
Fair value of plan assets	2,723	2,563

The accumulated benefit obligation for all defined benefit pension plans was $3,192 million and $3,235 million at December 31, 2006 and 2005, respectively.

	Successor			Predecessor	Successor			Predecessor
	Pension Benefits				Postretirement Benefits
			Nine Months	Three Months			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004	2006	2005	2004	2004
	(In $ millions)

Components of net periodic benefit cost
Service cost	40	40	30	9	2	3	2	1
Interest cost	183	181	131	40	20	23	19	6
Expected return on plan assets	(207)	(200)	(131)	(40)	—	—	—	—
Amortization of prior service cost (benefit)	1	—	—	1	—	—	(1)	(1)
Recognized actuarial loss	2	1	2	6	—	—	1	2
Curtailment (gain) loss	1	2	—	—	(1)	(1)	—	—
Settlement loss	—	1	4	—	—	—	—	—
Special termination benefits	3	1	3	—	—	—	—	—

Net periodic benefit cost	23	26	39	16	21	25	21	8

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor	Successor			Predecessor
	Pension Benefits				Postretirement Benefits
			Nine Months	Three Months			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004	2006	2005	2004	2004
	(In $ millions)

Changes in other comprehensive income
Net periodic cost	23	26	39	16	21	25	21	8
Other changes in plan assets and benefit obligations	(155)		—	—	—	—	—	—
Current year actuarial loss/(gain)	64	117	19	—	(44)	—	—	—
Current year prior service benefit	(1)	—	—	—	(1)	—	—	—
Amortization of net (loss)/gain	—	—	—	—	—	—	—	—
Total recognized in other comprehensive income	(92)	117	19	—	(45)	—	—	—

Total	(69)	143	58	16	(24)	25	21	8

	Pension Benefits		Postretirement Benefits
	Successor		Successor
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Amounts recognized in Accumulated other comprehensive income (loss), net
Net actuarial loss/(gain)(1)	64	156	(44)	—
Prior service cost (benefit)(1)	(1)	—	(1)	—

Total recognized in Accumulated other comprehensive (income) loss, net	63	156	(45)	—

(1)	Amount shown net of tax in the consolidated statement of shareholder’s equity.

	Pension	Postretirement
	Benefits	Benefits

2007 estimated amounts amortized from Accumulated other comprehensive income (loss), net into net periodic cost
Actuarial (gains)/loss	1	(2)

Total	1	(2)

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the corridor approach in the valuation of the defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other post retirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date active plan participants or, for retired participants, the average remaining life expectancy.

	Successor			Predecessor	Successor			Predecessor
	Pension Benefits				Postretirement Benefits
			Nine Months	Three Months			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004	2006	2005	2004	2004

Weighted-average assumptions used to determine net cost
Discount rate:
U.S. plans	5.63%	5.88%	6.25%	6.25%	5.63%	5.88%	6.25%	6.25%
International plans	4.54%	5.50%	6.00%	5.70%	4.97%	5.68%	6.00%	6.00%
Combined	5.46%	5.85%	6.20%	6.20%	5.57%	5.86%	6.25%	6.25%
Expected return on plan assets:
U.S. plans	8.50%	8.50%	8.50%	8.50%	N/A	N/A	N/A	N/A
International plans	6.30%	6.25%	7.35%	7.35%	N/A	N/A	N/A	N/A
Combined	8.17%	8.19%	8.40%	8.40%	N/A	N/A	N/A	N/A
Rate of compensation increase:					N/A	N/A	N/A	N/A
U.S. plans	4.00%	4.00%	4.00%	4.00%	N/A	N/A	N/A	N/A
International plans	3.26%	3.25%	3.25%	3.25%	N/A	N/A	N/A	N/A
Combined	3.81%	3.80%	3.80%	3.80%	N/A	N/A	N/A	N/A

On January 1, 2005, the Company’s health care cost trend assumption for U.S. postretirement medical plan’s net periodic benefit cost was 10% per year grading down 1% per year to an ultimate rate of 5%. On January 1, 2006, the health care cost trend rate was 9% per year grading down 1% per year to an ultimate rate of 5%.

Included in the pension obligations above are accrued liabilities relating to supplemental retirement plans for certain employees amounting to $232 million and $235 million as of December 31, 2006 and 2005, respectively. Pension expense relating to these plans included in net periodic benefit cost totaled $15 million, $15 million, $11 million, and $5 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004, and the three months ended March 31, 2004, respectively. To fund these obligations, non-qualified trusts were established, included within other non-current assets, which held marketable securities valued at $183 million and $181 million at December 31, 2006 and 2005, respectively, and recognized income (loss), excluding appreciation of insurance contracts, of $5 million, $6 million, $6 million and $(1) million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. In addition to holding marketable securities, the non-qualified trust holds investments in insurance contracts of $66 million and $68 million as of December 31, 2006 and 2005, respectively. In 2005, the Successor contributed $9 million to these trusts from proceeds received from the demutualization of an insurance company.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

	Weighted
	Average	Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category — US	2007	2006	2005

Equity securities	70%	69%	77%
Debt securities	30%	31%	22%
Real estate and other	0%	0%	1%

Total		100%	100%

	Weighted
	Average	Percentage of
	Target	Plan Assets at
	Allocation	December 31,
Asset Category — International	2007	2006	2005

Equity securities	45%	50%	49%
Debt securities	53%	49%	46%
Real estate and other	2%	1%	5%

Total		100%	100%

The financial objectives of the qualified pension plans are established in conjunction with a comprehensive review of each plan’s liability structure. The Company’s asset allocation policy is based on a detailed asset/liability analysis. In developing investment policy and financial goals, consideration is given to the plan’s demographics, the returns and risks associated with alternative investment strategies, and the current and projected cash, expense and funding ratios of the plan. The investment policy must also comply with local statutory requirements as determined by each country. A formal asset/liability mix study of the plan is undertaken every 3 to 5 years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, investment managers, developed and emerging markets, business sectors and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.

External investment managers are hired to manage the pension assets. An investment consultant assists with the screening process for each new manager hired. Over the long-term, the investment portfolio is expected to earn returns that exceed a composite of market indices that are weighted to match each plan’s target asset allocation. Long-term is considered 3 to 5 years; however, incidences of underperformance are analyzed. The portfolio return should also (over the long-term) meet or exceed the return used for actuarial calculations in order to minimize future pension contributions and escalation in pension expense.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determines its assumption for the discount rates to be used for the purposes of computing annual service and interest costs for its U.S. plans based on the yields of high quality corporate/government bonds of with a duration appropriate to the duration of the plan obligations.

The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations.

The tables below reflect employer contributions expected to be contributed and the pension benefits expected to be paid from the plan or from the Company’s assets. The postretirement benefits represent the Company’s share of the benefit cost.

	Pension	Postretirement
Employer Contributions	Benefits	Benefits
	(In $ millions)

2007	49	38

		Postretirement
		Benefit
	Pension		Expected
	Benefit		Federal
	Payments(1)	Payments	Subsidy
	(In $ millions)

2007	239	38	9
2008	201	35	7
2009	197	32	7
2010	197	30	8
2011	199	36	—
2012-2016	1,066	154	—

(1)	Payments are expected to be made primarily from plan assets.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In $ millions)

Effect on postretirement obligation	4	(3)

The effect of a one percent increase or decrease in the assumed health care cost trend rate would have less than a $1 million impact on service and interest cost.

The following table represents additional benefit liabilities and other similar obligations:

	Successor
	As of	As of
	December 31,	December 31,
Other Obligations	2006	2005
	(In $ millions)

Long-term disability	40	49
Other	21	9

Total	61	58

In 2004, Celanese Holding’s amended its long-term disability plan to align the benefit levels with the retiree medical plan. As a result of this change, the employee contribution for the long-term disability medical coverage increased substantially for current participants in the disability plan. Subsequent to the adoption of the change,

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enrollment in the plan has been trending downward, with 20% of the participants declining coverage. Accordingly, the Company reduced the disability accrual by $9 million at December 31, 2005 as a result of the lower enrollment experience. In addition, medical claims assumptions were lowered to reflect actual plan experience and the percentage of long-term disability medical payments paid for by Medicare. This change lowered the long-term disability accrual by an additional $9 million in 2005.

18.	Environmental

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

For the years ended December 31, 2006 and 2005 and for the nine months ended December 31, 2004, the Successor’s worldwide expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and U.S. Superfund sites were $71 million, $84 million and $66 million, respectively. The Predecessor’s worldwide expenditures for the three months ended March 31, 2004 were $22 million. The Successor’s capital project related environmental expenditures for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, and the Predecessor’s for the three months ended March 31, 2004, included in worldwide expenditures, were $5 million, $8 million, $6 million and $2 million, respectively. Environmental reserves for remediation matters were $114 million and $124 million as of December 31, 2006 and 2005, respectively, which represents the Company’s best estimate of its liability.

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

For the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, the total remediation efforts charged to earnings before tax were $6 million, $14 million, $3 million and $0 million, respectively. These charges were offset by reversals of previously established environmental reserves due to favorable trends in estimates at unrelated sites of $0 million, $10 million, $2 million and $2 million during the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. In 2005, the Company also recorded a $7 million reduction to previously established environmental reserves due to the sale of the Rock Hill plant (See Note 6). The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company did not record any insurance recoveries related to these matters for the reported periods. There are no receivables for recoveries as of December 31, 2006 and 2005.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ Partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $78 million and $69 million as of December 31, 2006 and 2005, respectively.

If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServs or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServs are owned partially by the Company, as noted below, and the remaining ownership is held by various other companies. The Company’s ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner were as follows as of December 31, 2006:

Company	Ownership %	Liability %

InfraServ GmbH & Co. Gendorf KG	39.0%	10.0%
InfraServ GmbH & Co. Oberhausen KG	98.0%	96.0%
InfraServ GmbH & Co. Knapsack KG	28.2%	22.0%
InfraServ GmbH & Co. Kelsterbach KG	100.0%	100.0%
InfraServ GmbH & Co. Höchst KG	31.2%	40.0%
InfraServ GmbH & Co. Wiesbaden KG	7.9%	0.0%
InfraServ Verwaltungs GmbH	100.0%	0.0%

U.S. Superfund Sites — In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of December 31, 2006 and 2005, the Company had

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions totaling $15 million and $15 million, respectively, for U.S. Superfund sites and utilized $1 million, $2 million, $2 million and less than $1 million of these reserves during the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. Additional provisions and adjustments recorded during the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004 approximately offset these expenditures.

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

Hoechst Liabilities — In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst for the first €250 million (approximately $330 million) of future remediation liabilities for environmental damages arising from 19 specified divested Hoechst entities. As of December 31, 2006 and 2005, reserves of $33 million and $33 million, respectively, for these matters are included as a component of the total environmental reserves. As of December 31, 2006 and 2005, the Company, has made total cumulative payments of $44 million and $41 million, respectively. If such future liabilities exceed €250 million (approximately $330 million), Hoechst will bear such excess up to an additional €500 million (approximately $660 million). Thereafter, the Company will bear one-third and Hoechst will bear two-thirds of any further environmental remediation liabilities. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under this indemnification, the Company has not recognized any liabilities relative to this indemnification.

19.	Shareholder’s Equity

The capital structure of the Company consists of one class of $0.01 par value ordinary shares. At December 31, 2006 and 2005, there was one share issued and outstanding to Crystal US Holdings 3 L.L.C., the Company’s sole shareholder.

On July 1, 2004, the Company issued an additional $225 million in senior subordinated notes for proceeds of $232 million, including $1 million of accrued interest, and loaned $227 million of the proceeds to Celanese Corporation which in turn, paid certain third party obligations.

Additional Paid-in Capital

In connection with the demerger and pursuant to the Demerger Agreement executed and delivered by the Predecessor and Hoechst, the Predecessor assumed certain Hoechst’s businesses as well as certain contractual rights, including indemnifications. For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the Successor recorded $3 million, $5 million and $3 million, respectively, increases in Additional paid-in capital related to recoveries due from Hoechst for the antitrust matters in the sorbates industry. During the three months ended March 31, 2004, the Predecessor received no recoveries from Hoechst for the antitrust matters in the sorbates industry (See Note 25).

During the year ended December 31, 2005, Additional paid-in capital was increased by $1 million related to stock options that were subject to variable plan accounting. Also, Additional paid-in capital was increased by $1 million and $14 million for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively, related to the Company’s discounted share program (See Note 22). As a result of adopting

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) in 2006, there was no impact to Additional paid-in capital related to stock options that were subject to variable plan accounting.

Funding for the Acquisition included an initial equity investment of $641 million from Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2 and Blackstone Capital Partners (Cayman) Ltd. 3 (collectively, ”Blackstone”) and BA Capital Investors Sidecar Fund, L.P. (and together with Blackstone, the ”Original Shareholders”).

Accumulated Other Comprehensive Income (Loss), net

Comprehensive income (loss), which is displayed in the consolidated statement of shareholder’s equity, represents net earnings (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses on marketable securities, foreign currency translation, additional minimum pension liabilities and unrealized gains/losses on derivative contracts.

The after-tax components of Accumulated other comprehensive income (loss), net are as follows:

					Accumulated
	Unrealized		Pension and	Unrealized	Other
	Gain (Loss) on	Foreign	Postretirement	Gain/(Loss)	Comprehensive
	Marketable	Currency	Benefit	on Derivative	Income
	Securities	Translation	Obligation	Contracts	(Loss), Net
	(In $ millions)

Predecessor
Balance at December 31, 2003	10	243	(448)	(3)	(198)
Current-period change	7	(46)	—	—	(39)

Balance at March 31, 2004	17	197	(448)	(3)	(237)

Successor
Current-period change	(7)	7	(19)	2	(17)

Balance at December 31, 2004	(7)	7	(19)	2	(17)
Current-period change	3	5	(117)	—	(109)

Balance at December 31, 2005	(4)	12	(136)	2	(126)
Current-period change	13	5	137	2	157

Balance at December 31, 2006	9	17	1	4	31

Dividends

During 2006, the Company declared and paid dividends of $33 million to Celanese Corporation, its ultimate parent. During 2005, the Company declared and paid dividends of $600 million to Celanese Corporation. The 2005 dividends were recorded to Additional paid-in-capital as the Company had an accumulated deficit until the fourth quarter of 2005. Subsequent to December 31, 2006, the Company declared dividends aggregating $9 million to Celanese Corporation.

20.	Other (Charges) Gains, Net

Other (charges) gains, net includes provisions for restructuring and other expenses and income incurred outside the normal course of operations. Restructuring provisions represent costs related to severance and other

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit programs related to major activities undertaken to fundamentally redesign the business operations, as well as costs incurred in connection with decisions to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with employees’ representatives or individual agreements with affected employees, as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. The Company reassesses the reserve requirements to complete each individual plan under existing restructuring programs at the end of each reporting period. Actual experience may be different from these estimates.

The components of other (charges) gains, net for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004 were as follows:

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Employee termination benefits	(12)	(23)	(8)	(2)
Plant/office closures	1	(4)	(45)	—
Restructuring adjustments	—	—	3	—

Total Restructuring	(11)	(27)	(50)	(2)
Environmental related plant closures	—	(12)	—	—
Plumbing actions	5	34	1	—
Asset impairments	—	(25)	(32)	—
Other	(4)	(36)	(1)	(26)

Total other (charges) gains, net	(10)	(66)	(82)	(28)

2006

Other (charges) gains, net includes charges related to severance associated with the relocation of corporate offices of $4 million, severance payments in connection with the lockout settlement at the Meredosia plant of $5 million and severance and relocation expenses related to restructuring at AT Plastics of $4 million.

These charges were offset by $5 million of income related to insurance recoveries associated with plumbing actions.

2005

In connection with the completion of Celanese Corporation’s initial public offering in January 2005, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid Blackstone Management Partners (the ”Advisor”) $35 million, which is included in other (charges) gains, net in the table above. In addition, the Company also paid $10 million to the Advisor for the 2005 monitoring fee, which is included in Selling, general and administrative expense on the consolidated statement of operations (See Note 28).

Asset impairments in 2005 and 2004 primarily relate to the Company’s decision to divest its COC business (See Note 6).

Other (charges) gains, net also includes charges related to a change in environmental remediation strategy related to the closure of the Edmonton methanol plant, as well as severance primarily associated with the same closure of $8 million and severance related to the relocation of corporate offices of $10 million.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These charges were offset by $34 million of income related to insurance recoveries associated with plumbing actions.

2004

In October 2004, the Company announced plans to consolidate its tow production to fewer sites by 2007. In the third quarter of 2004, the Company recorded restructuring charges of $43 million related to asset impairment of the Company’s acetate business. The restructuring was implemented to increase efficiency, reduce overcapacity and to focus on products and markets that provide long-term value.

During the nine months ended December 31, 2004, the Company continued with its redesign initiatives. The Chemical Products segment recorded $4 million of severance and organizational redesign costs, which included $2 million related to the shutdown of an obsolete synthesis gas unit in Germany. Ticona recorded $6 million similarly for severance, relocation and employee related expenses, primarily associated with management’s initiative to relocate the segment’s administrative and research and development functions from Summit, New Jersey to Florence, Kentucky.

For the three months ended March 31, 2004, the Predecessor recorded other (charges) gains, net of $26 million for advisory services related to the Acquisition.

The components of the December 31, 2006 and 2005 restructuring reserves were as follows:

	Employee
	Termination	Plant/Office
	Benefits	Closures	Total
	(In $ millions)

Restructuring reserve at December 31, 2004	72	14	86
Currency translation adjustments	(2)	1	(1)
Restructuring additions	27	8	35
Cash and non-cash uses	(44)	(9)	(53)
Other changes	(2)	—	(2)

Restructuring reserve at December 31, 2005	51	14	65
Currency translation adjustments	2	—	2
Restructuring additions	12	5	17
Cash uses	(37)	(6)	(43)
Other	—	(6)	(6)

Restructuring reserve at December 31, 2006	28	7	35

Included in the above restructuring reserve of $35 million and $65 million at December 31, 2006 and 2005, respectively, are $1 million and $20 million, respectively, of long-term reserves included in Other liabilities.

21.	Income Taxes

For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the Company has been headquartered in the U.S. Under U.S. tax law, U.S. corporations are subject to a 35% federal corporate income tax. In addition, U.S. corporations are generally subject to state income taxes at various rates based on location. The blended state income tax rate, after federal benefit, is approximately 2%.

For U.S. federal income tax purposes, the U.S. domiciled subsidiaries are members of a consolidated filing group with the parent, Celanese Corporation, as permitted by tax law. Tax expense and the tax effects of temporary differences below reflect amounts as if Celanese Holdings were the parent of the federal group.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2004, the Predecessor was headquartered in Germany. Under German tax law, German corporations are subject to both a corporate income tax and a trade income tax, the latter of which varies based upon location. The German corporate income tax rate for the three months ended March 31, 2004 was 25%. Combined with a solidarity surcharge of 5.5% on the corporate tax, and the blended trade income tax rate after corporate tax benefit, the statutory tax rate in Germany was 40%.

Deferred taxes are being provided at a 37% rate for the U.S. companies as of December 31, 2006. Deferred taxes for non-U.S. companies are being provided at the tax rate that will be in effect in the local tax jurisdictions at the time the temporary differences are expected to reverse, with applicable rates ranging from 0% to 42%.

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Earnings (loss) from continuing operations before income tax and minority interests:
U.S.	202	(17)	(86)	(10)
Germany	183	58	(117)	14
Other	328	399	89	62

Total	713	440	(114)	66

Provision (benefit) for income taxes:
Current:
U.S.	68	4	2	(2)
Germany	33	41	19	17
Other	33	55	36	7

Total current	134	100	57	22

Deferred:
U.S.	80	7	—	2
Germany	48	(43)	(12)	(5)
Other	8	(3)	25	(4)

Total deferred	136	(39)	13	(7)

Income tax provision	270	61	70	15

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax provision (benefit) for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004 determined by using the applicable U.S. statutory rate of 35% for the year ended December 31, 2006, 35% for the year and nine months ended December 31, 2005 and 2004, respectively, and the applicable German statutory rate of 40% for the three months ended March 31, 2004, is as follows:

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Income tax provision (benefit) computed at statutory tax rates	250	154	(40)	27
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(3)	(31)	109	—
Equity income and dividends	5	12	10	(2)
Expenses not resulting in tax benefits	15	10	34	—
Subpart F income	28	12	4	1
Other foreign tax rate differentials(1)	(58)	(104)	(43)	(19)
State income tax	9	3	2	2
Other taxes	16	10	6	2
Other	8	(5)	(12)	4

Income tax provision	270	61	70	15

(1)	includes impact of earnings from Singapore subject to a tax holiday, which expires between 2007 and 2013.

The effective tax rate for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 was 38%, 14% and negative 61%, respectively. The effective tax rate for the three months ended March 31, 2004 was 23%.

For the year ended December 31, 2006, and as compared to the statutory rate, the effective tax rate was favorably impacted by unrepatriated low taxed earnings, primarily in Singapore and Bermuda. The effective tax rate was unfavorably affected by (1) passive income inclusions from foreign subsidiaries, (2) dividends in excess of equity earnings from equity investments, (3) net increases in tax reserves for contingencies, and (4) higher tax rates in certain foreign jurisdictions, primarily Germany. The effective rate also reflects a partial benefit for the reversal of valuation allowance on earnings in the U.S. Reversals of the valuation allowance established at the Acquisition resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of goodwill. Therefore the effective tax rate reflects only a partial benefit for reversal of valuation allowance of approximately $5 million offset by increases in valuation allowance in certain foreign jurisdictions. A valuation allowance is provided when it is more likely than not that a deferred tax asset, all or in part, will not be realized.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tax effects of the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Pension and postretirement obligations	331	393
Accrued expenses	95	103
Net operating loss and tax credit carryforwards	257	457
Investments	34	11
Other	(21)	16

Subtotal	696	980
Valuation allowance(1)	(416)	(681)

Deferred tax assets	280	299

Depreciation and amortization	436	376
Interest	26	26
Inventory	(8)	8
Other	43	34

Deferred tax liabilities	497	444

Net deferred tax assets (liabilities)	(217)	(145)

(1)	Includes deferred tax asset valuation allowances primarily for the Company’s deferred tax assets in the U.S., Mexico, France and certain Canadian entities, as well as other foreign jurisdictions. These valuation allowances relate to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

For the year ended December 31, 2006, valuation allowance had a net decrease of $265 million. Of this amount, a decrease of approximately $54 million was allocated to Accumulated other comprehensive income (loss), net for pension and other post retirement benefits associated with the adoption of SFAS 158. Valuation allowance on state deferred tax assets related to net operating losses decreased approximately $27 million due to changes in apportionment and pre-acquisition losses that expired unused. Valuation allowance decreased approximately $74 million related to resolution of uncertainties in net tax basis associated with the pre-acquisition period accounted for pursuant to EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. Finally, valuation allowance decreased related to realization of pre-acquisition deferred tax assets as discussed below.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $189 million, which will begin to expire in 2023. Of this amount, approximately $46 million relates to the pre-Acquisition period and is subject to significant limitation. However, this remaining amount of $143 million is subject to limitation as a result of the change in stock ownership in May 2006. This limitation is not expected to have a material impact on utilization of the net operating loss. The acquisition and corresponding tax law governing the utilization of acquired net operating losses triggered these limitations.

The Company has net operating loss carryforwards of approximately $432 million for Germany, Mexico, France and other foreign jurisdictions with various expiration dates. Net operating losses in Germany have no expiration date. Net operating losses in Mexico have a ten year carry forward and begin to expire in 2009. Net operating losses in Canada have various carry forward periods and begin to expire in 2007.

The U.S. net deferred tax assets as of March 31, 2004 were $439 million. As a result of the Acquisition, a full valuation allowance was applied against these net assets with a corresponding increase in Goodwill. In addition, there was approximately $63 million of valuation allowance associated with pre-acquisition net deferred tax assets in Mexico, Canada and France. Subsequent recognition of any tax benefit related to these temporary differences and/or certain pre-acquisition net operating losses will be a decrease to Goodwill. In 2006, the valuation allowance decreased approximately $84 million due to realization of pre-acquisition net deferred tax assets and net operating losses in the U.S. and Spain.

The Company had U.S. capital loss carryforwards of $104 million, which expired in October 2004 and accordingly are not reflected in the 2004 deferred tax assets and valuation allowance amounts above.

Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries of approximately $847 million because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. In addition, the Company has not provided taxes on approximately $413 million of temporary differences attributable to investments in foreign subsidiaries and corporate ventures because such differences are essentially permanent in duration. It is not practical to determine the tax liability, if any, that would be payable if such amounts were not reinvested indefinitely or were not permanent in duration.

The Tax Increase Prevention and Reconciliation Act of 2005 (“TIPRA”), which was signed in to law in May 2006, provides for a new temporary exception to certain U.S. tax foreign passive income inclusion rules for 2006 to 2008. This change significantly reduced the expected amount of foreign income taxed currently in the U.S.

The American Jobs Creation Act of 2004 (the “Act”), which was signed into law in October 2004, introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This provision was applicable to the last tax year that began before the enactment date, or that begins in the one-year period beginning on the enactment date. The Company did not utilize this provision.

The income tax (benefit) expense for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004 was allocated to continuing operations and Accumulated other comprehensive income (loss), net. The aggregate tax expense (benefit) amounts allocated to Accumulated other comprehensive income (loss), net, for unrealized gains (losses) on securities, pension and postretirement benefits associated with the adoption of SFAS No. 158 and unrealized gains (losses) on derivative contracts was $3 million, $(21) million, $(2) million and $2 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. The income tax (benefit) expense associated with Accumulated other comprehensive income (loss), net is dependent upon the tax jurisdiction in which the items arise and accordingly could result in an effective tax rate that is different from the overall consolidated effective income tax rate on the statement of operations.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Stock-Based and Other Management Compensation Plans

In December 2004, Celanese Corporation approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees as well as other management incentive programs.

These plans allow for the issuance or delivery of up to 16,250,000 shares of Celanese Corporation’s Series A common stock through a discounted share program and stock options.

Deferred compensation

The deferred compensation plan has an aggregate maximum amount payable of $196 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $142 million is subject to downward adjustment if the price of Celanese Corporation’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest. During the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the Company recorded compensation expense of $19 million, $1 million and $27 million, respectively, associated with this plan. During the three months ended March 31, 2004, the Company did not record any compensation expense associated with this plan. Upon the occurrence of a qualifying sale, as defined, the amount vested and payable under the plan as of December 31, 2006 would be approximately $75 million, exclusive of the $19 million accrued in 2006 and payable in 2007 due to the accelerated vesting of certain plan participants.

Long-term incentive plan

Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash based plan in which awards will be based on annual and three-year cumulative targets (as defined in the LTIP Plan). Payouts to employees could be considerably increased if the annual and three-year cumulative targets are significantly exceeded. The Company has determined that these targets will be significantly exceeded. Payout under the LTIP Plan will occur following the end of year three of the LTIP Plan. On February 16, 2007, approximately $26 million was paid to the LTIP plan participants. During the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, the Company recorded expense of $19 million, $5 million, $1 million and less than $1 million, respectively, related to the LTIP Plan.

Discounted Shares

In December 2004, Celanese Corporation granted rights to executive officers and key employees to purchase up to 1,797,386 shares of Series A common stock at a discount of $8.80 per share. As of December 31, 2006, 1,684,277 shares have been purchased. As a result of this discounted share offering, the Company recorded a pre-tax non-cash charge of $14 million, with a corresponding adjustment to Additional paid-in capital within Shareholder’s equity in the fourth quarter 2004. Compensation expense associated with the discounted shares was approximately $0 million and $1 million for the years ended December 31, 2006 and 2005.

Stock-based compensation

Celanese Corporation has a stock-based compensation plan that makes awards of stock options to certain employees. Prior to January 1, 2006, the Company accounted for awards granted under this plan using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of APB No. 25

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB No. 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

It is the Company’s policy to grant options with an exercise price equal to the price of Celanese Corporation’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the eighth anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above. As a result of adopting SFAS No. 123(R), the Company’s net earnings for the year ended December 31, 2006, was $13 million (net of tax of $7 million) lower than it would have been if the Company had continued to account for share-based compensation under APB No. 25. These amounts are included in selling, general and administrative expenses.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Successor
	Year Ended December 31,
	2006	2005

Risk free interest rate	5.0%	4.0%
Estimated life in years	7.2	7.5
Dividend yield	0.81%	0.78%
Volatility	31.2%	26.2%
Expected annual forfeiture rate	5.9%	0.5%

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in stock options outstanding during the year ended December, 2006 is presented below:

	Year Ended December 31, 2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant	Contractual	Intrinsic
	Options	Price in $	Term	Value
	(In millions)			(In $ millions)

Outstanding at beginning of year	12	16.15
Granted	2	20.87
Exercised	—	16.30
Forfeited	(1)	16.14

Outstanding at end of year	13	16.81	7.0	113

Exercisable and expected to exercise in the future at December 31, 2006	8	16.92	7.0	71
Options exercisable at end of year	7	16.09	6.6	72

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $8.19 and $5.28, respectively, per option. At December 31, 2006, the Company had approximately $27 million of total unrecognized compensation expense, net of the estimated forfeitures, related to stock options to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was approximately $2 million during the year ended December 31, 2006.

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

	Year	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	Net	Net
	Earnings	Earnings (Loss)
	(In $ millions)

Net earnings available to common shareholders as reported	267	(253)
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	1	—
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(9)	(6)

Pro forma net earnings available to common shareholders	259	(259)

23.	Leases

Total rent expense charged to operations under all operating leases was $109 million, $93 million, $63 million and $21 million for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. Future minimum lease payments under non-cancelable rental

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and lease agreements which have initial or remaining terms in excess of one year at December 31, 2006 are as follows:

	Capital	Operating
	(In $ millions)

2007	5	75
2008	5	70
2009	4	51
2010	4	42
2011	4	33
Later years	19	68
Sublease income	—	(2)

Minimum lease commitments	41	337

Less amounts representing interest	16

Present value of net minimum lease obligations	25

The related assets for capital leases are included in buildings and machinery and equipment in the consolidated balance sheet (See Note 11).

The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

24.	Financial Instruments

Interest Rate Risk Management

At both December 31, 2006 and 2005, the Company had interest rate swap agreements, designated as cash flow hedges, with a notional value of $300 million in place.

Differences between amounts paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each interest rate swap, thereby adjusting the effective interest rate on the hedged obligation. The Successor recognized interest expense (income) from hedging activities relating to interest rate swaps of $(1) million, $3 million and $1 million for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized interest expense from hedging activities relating to interest rate swaps of $2 million for the three months ended March 31, 2004.

Gains and losses on instruments not meeting the criteria for cash flow hedge accounting treatment, or that cease to meet hedge accounting criteria, are included as Other income (expense), net. The Successor recorded a net loss of less than $1 million in Other income (expense), net for the ineffective portion of the interest rate swaps for each of the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004. The Predecessor recorded a net loss of less than $1 million in Other income (expense), net for the ineffective portion of the interest rate swaps, during the three months ended March 31, 2004. During the nine months ended December 31, 2004, the Successor recorded a loss of less than $1 million in Other income (expense), net, associated with the early termination of its $200 million interest rate swap.

If an interest rate swap is terminated prior to its maturity, the gain or loss is recorded in Other income (expense), net and recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the interest rate swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has foreign currency contracts with notional amounts totaling approximately $713 million and $564 million at December 31, 2006 and 2005, respectively, that are predominantly in U.S. dollars, British pound sterling, Japanese yen, and Canadian dollars. Most of the Company’s foreign currency forward contracts do not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The Company recognizes net foreign currency transaction gains or losses on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts. At December 31, 2006 and 2005, these contracts, in addition to natural hedges, hedged approximately 90% and 100%, respectively, of the Company’s net receivables held in currencies other than the entities’ functional currency. Related to the unhedged portion, a net gain (loss) of approximately $1 million, $20 million, ($2) million and $4 million from foreign exchange gains or losses was recorded to Other income (expense), net for the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively.

In June 2004, to protect the foreign currency exposure of a net investment in a foreign operation, the Company entered into cross currency swaps with certain financial institutions. Under the terms of the cross currency swap arrangements, the Company will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15. Upon maturity of the cross currency swap agreements in June 2008, the Company will pay approximately €276 million and receive approximately $333 million. The Company designated the cross currency swaps, part of its senior euro term loan and the euro senior subordinated note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004. The effective portion of the gain (loss) on the derivative (cross currency swaps) and the foreign currency gain (loss) on the non-derivative financial instruments is recorded in Accumulated other comprehensive income (loss), net. For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the amount charged to Accumulated other comprehensive income (loss), net was $(23) million, $30 million and $(22) million, respectively. The gain (loss) related to the ineffectiveness of the cross currency swap is recorded in Other income (expense), net. For the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, the amount charged to Other income (expense), net was $5 million, $3 million and $(21) million, respectively.

Commodity Risk Management

The Company’s policy for the majority of its commodity raw materials requirements allows the Company to enter into supply agreements and forward purchase swap contracts. The Company regularly assesses its practice of purchasing a portion of its commodity requirements forward and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. The commodity raw material forward purchase and swap contracts are principally settled through actual delivery of the physical commodity. Although these forward purchase and swap contracts were structured to limit exposure to increases in commodity prices, they may also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. The Company has elected to apply the normal purchases provision to the forward purchase and swap contracts that qualify as derivative instruments as it was probable at the inception and throughout the term of the contract that they would not settle net and would result in physical delivery. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

Occasionally the Company will enter into cash settled financial derivatives to hedge a component of a commodity raw material or energy source. Typically these types of transactions do not qualify for hedge accounting.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales. The Successor recognized losses of less than $1 million from these types of contracts during each of the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, respectively. The Predecessor recognized a loss of $1 million from these types of contracts for the three months ended March 31, 2004. As of December 31, 2006 and 2005, the Company did not have any open commodity financial derivative contracts.

Fair Value of Financial Instruments

Summarized below are the carrying values and estimated fair values of financial instruments as of December 31, 2006 and 2005, respectively. For these purposes, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Successor
	As of		As of
	December 31,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In $ millions)

Cost investments	193	193	220	220
Marketable securities	265	265	280	280
Insurance contracts in Rabbi Trusts	72	72	75	75
Long-term debt	2,769	2,885	2,903	3,045
Cross currency swap	(37)	(37)	(4)	(4)
Interest rate swap	3	3	1	1
Foreign currency forward contracts	(5)	(5)	3	3

At December 31, 2006 and 2005, the fair values of cash and cash equivalents, receivables, notes payable, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table. Additionally, certain long-term receivables, principally insurance recoverables, are carried at net realizable value (See Note 25).

Included in other assets are long-term marketable securities classified as available-for-sale. In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes that the carrying value approximates or is less than the fair value.

The fair value of long-term debt and debt-related financial instruments is estimated based upon the respective implied forward rates as of December 31, 2006 and 2005, as well as quotations from investment bankers and on current rates of debt for similar type instruments.

25.	Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plumbing Actions

CNA Holdings, Inc. (“CNA Holdings”), a U.S. subsidiary of the Company, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

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

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies had agreed to fund these replacements and reimbursements up to $950 million. As of December 31, 2006, the aggregate funding is $1,093 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions, not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and the Company does not expect the obligations arising from these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows.

In addition, a lawsuit filed in November 1989 in Delaware Chancery Court, between CNA Holdings and various of its insurance companies relating to all claims incurred and to be incurred for the product liability exposure led to a partial declaratory judgment in CNA Holdings’ favor.

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At December 31, 2006 and 2005, the Company had remaining accruals of $66 million and $68 million, respectively, for this matter, of which $4 million and $6 million, respectively, is included in current liabilities. The Company believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of December 31, 2006 and 2005, the Company has $23 million and $37 million, respectively, of receivables related to a settlement with an insurance carrier. This receivable is recorded within other assets.

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, previously a wholly owned subsidiary of Hoechst, and a

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in U.S. state and federal courts naming Hoechst, Nutrinova, and our other subsidiaries, as well as other sorbates manufacturers, as defendants. These actions have all been either settled or dismissed. The only other private action previously pending, Freeman v. Daicel et al., had been dismissed. The plaintiffs lost their appeal to the Supreme Court of Tennessee in August 2005 and have since filed a motion for leave.

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states’ investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for New York, Illinois, Ohio, Nevada, Utah and Idaho filed suit on behalf of indirect purchasers in their respective states. The Utah, Nevada and Idaho actions have been dismissed as to Hoechst, Nutrinova and the Company. A motion for reconsideration is pending in Nevada. The Ohio and Illinois actions have been settled and the Idaho action was dismissed in February 2005. The New York action, New York v. Daicel Chemical Industries Ltd., et al. which was pending in the New York State Supreme Court, New York County was dismissed in August 2005. The New York Attorney General appealed the decision to dismiss the case, which is currently pending.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals at December 31, 2006 of $148 million. This amount is included in current liabilities for the estimated loss relative to this matter. At December 31, 2005, the accrual was $129 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the U.S. dollar and the euro. Although the outcome of this matter cannot be predicted with certainty, the Company’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of December 31, 2006 is between $0 million and $9 million. The estimated range of such possible future losses is the Company’s best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs the Company may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of December 31, 2006 and 2005, the Company has receivables, recorded within current assets, relating to the sorbates indemnification from Hoechst totaling $118 million and $103 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Acetic Acid Patent Infringement Matters

Celanese International Corporation v. China Petrochemical Development Corporation — Taiwan Kaohsiung District Court.  On May 9, 1999, Celanese International Corporation filed a private criminal action for patent

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005 a Taiwanese court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest of $10 million) for the period of 1995 through 1999. The judgment has been appealed. The Company will not record income associated with this favorable judgment until cash is received. CPDC has recently filed three patent cancellation actions seeking decisions to revoke the patents that are at issue in the litigation. The Company believes that these actions are without merit and intends to vigorously oppose such actions.

Shareholder Litigation

A number of minority shareholders of CAG have filed lawsuits in the Frankfurt District Court that, among other things, request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004, as well as the confirmatory resolutions passed at the annual general meeting held on May 19 and 20, 2005. On March 6, 2006, the Purchaser and CAG signed a settlement agreement with eleven minority shareholders who had filed such lawsuits (the “Settlement Agreement I”). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they were a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to offer least €51.00 per share as cash consideration to each shareholder who would cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to Settlement Agreement I, it was made on the first banking day following CAG’s annual general meeting that commenced on May 30, 2006 (See Note 2). In exchange for the early compensation payment, the respective minority shareholder had to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares.

Of the twenty-seven lawsuits contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, two were withdrawn in conjunction with the Purchaser’s acquisition of 5.9 million CAG shares from two shareholders in August 2005 and another ten have been withdrawn pursuant to Settlement Agreement I (See Note 2). In February 2006, the Frankfurt District Court ruled to dismiss all challenges contesting the confirmatory resolutions and upheld only the challenge regarding the ratification of the acts of the members of the board of management and the supervisory board. CAG appealed the decision with respect to the ratification. Three plaintiff shareholders appealed the decision on the confirmatory resolutions, however, two plaintiff shareholders agreed in Settlement Agreement II (see below) to withdraw their actions.

CAG is also a defendant in four actions filed in the Frankfurt District Court requesting that the court declare some or all of the shareholder resolutions passed at the extraordinary general meeting on July 30 and 31, 2004 null and void, based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. The Frankfurt District Court has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending.

Based upon the information available as of February 20, 2007, the outcome of the foregoing proceedings cannot be predicted with certainty.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement may be increased in special award proceedings initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. As of March 30, 2005, several minority shareholders of CAG had initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. The court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. Thirty-three plaintiffs appealed the dismissal, and in January 2006, twenty-three of these appeals were granted by the court. They were remanded back to the court of first instance, where the valuation will be further reviewed. On December 12, 2006, the court of first instance appointed an expert to help determine the value of CAG.

The shareholders’ resolution approving the Squeeze-Out passed at the shareholders’ meeting on May 30, 2006 was challenged in June 2006 by seventeen actions to set aside such resolution. In addition, a null and void action was served upon CAG in November 2006. The Squeeze-Out, required registration in the commercial register and such registration was not possible while the lawsuits were pending. Therefore, CAG initiated fast track release proceedings asking the court to find that the lawsuits did not prevent registration of the Squeeze-Out. The court of first instance granted the motion regarding the actions to set aside the shareholders’ resolution in a ruling dated October 10, 2006 that was appealed by plaintiff shareholders. In a ruling dated November 30, 2006, the court of first instance also granted the motion with respect to the null and void action.

On December 22, 2006, the Purchaser and CAG signed a settlement agreement with the plaintiff shareholders challenging the shareholders’ resolution approving the Squeeze-Out (“Settlement Agreement II”). Pursuant to Settlement Agreement II, the plaintiffs agreed to withdraw their actions and to drop their complaints in exchange for the Purchaser agreeing to pay the guaranteed dividend for the fiscal year ended on September 30, 2006 to those minority shareholders who had not yet requested early payment of such dividend and to pay a pro rata share of the guaranteed dividend for the first five months of the fiscal year ending on September 30, 2007 to all minority shareholders. The Purchaser further agreed to make a donation in the amount of €0.5 million to a charity, to introduce, upon request by plaintiffs, into the award proceedings regarding the cash compensation and the guaranteed dividend under the Domination Agreement the prospectus governing the January 20, 2005, listing on the NYSE of the shares of the Company and to accord the squeezed-out minority shareholders preferential treatment if, within three years after effectiveness of the Squeeze-Out, the shares of CAG were to be listed on a stock exchange again. As a result of the effective registration of the Squeeze-Out in the commercial register in December 2006, the Company acquired the remaining 2% of CAG in January 2007.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $33 million and $33 million as of December 31, 2006 and 2005, respectively, for this contingency. Where the Company is unable reasonably to determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (See Note 18).

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. There were no payments made to Hoechst during the years ended December 31, 2006 and 2005, the nine months ended December 31, 2004 and the three months ended March 31, 2004 in connection with this indemnification.

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

The Company and the Predecessor have divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of December 31, 2006. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of December 31, 2006 and 2005, the Company has reserves in the aggregate of $44 million and $54 million, respectively, for environmental matters.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), CAC and CAG (collectively, the “Celanese Entities”) and Hoechst AG (“HAG”), the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by U.S. purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions have been consolidated for pre-trial discovery by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina and are styled In re Polyester Staple Antitrust Litigation, MDL 1516. Already pending in that consolidated proceeding are five other actions commenced by five other alleged U.S. purchasers of polyester staple fibers manufactured and sold by the Celanese Entities, which also allege defendants’ participation in the conspiracy.

In 1998 HCC sold its polyester staple business as part of its sale of its Film & Fibers Division to KoSa, Inc. In a complaint now pending against the Celanese Entities and HAG in the United States District Court for the Southern District of New York, Koch Industries, Inc., Kosa B.V. (“KoSa”), Arteva Specialties, S.A.R.L. (“Arteva Specialties”) and Arteva Services, S.A.R.L. seek, among other things, indemnification under the asset purchase agreement pursuant to which KoSa and Arteva Specialties agreed to purchase defendants’ polyester business for all damages related to the defendants’ participation in, and failure to disclose, the alleged conspiracy, or alternatively, rescission of the agreement.

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

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from January 1, 2007 to April 30, 2012 is estimated to be approximately $41 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time. However, the Company were to incur additional charges for these matters, such charges may have a material adverse effect on the financial position, results of operations or cash flows of the Company in any given accounting period.

Other Matters

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for the purchase of raw materials and utilities. As of December 31, 2006, there were outstanding future commitments of approximately $2,229 million under take-or-pay contracts. The Company does not expect to incur any losses under these contractual arrangements and historically has not incurred any material losses related to these contracts. Additionally, as of December 31, 2006, there were outstanding commitments relating to capital projects of approximately $61 million.

As of December 31, 2006, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 647 asbestos cases. During the year ended December 31, 2006, 90 new cases were filed against the Company and 79 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

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

The Company entered into an agreement with Goldman, Sachs & Co. oHG, an affiliate of Goldman, Sachs and Co., on December 15, 2003 (the ”Goldman Sachs Engagement Letter”), pursuant to which Goldman Sachs acted as the Company’s financial advisor in connection with the tender offer. Pursuant to the terms of the Goldman Sachs Engagement Letter, in March 2004, CAG paid Goldman Sachs a financial advisory fee equal to $13 million and a discretionary bonus equal to $5 million, upon consummation of the tender offer. In addition, CAG agreed to reimburse Goldman Sachs for all its reasonable expenses and to indemnify Goldman Sachs and related persons for all direct damages arising in connection with Goldman Sachs Engagement Letter.

Export Control Investigation

From time to time, certain of the Company’s foreign subsidiaries made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, the Company began an investigation of these transactions and initially identified approximately $10 million of sales by its foreign subsidiaries to the above-referenced countries. The Company now believes that approximately $5 million of these sales were in violation of U.S. law or regulation. The violations uncovered by the investigation include approximately $180,000

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of sales of emulsions to Cuba by two of the Company’s foreign subsidiaries. Sales to Cuba are violations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, regulations. In addition, the Company determined that its sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed countries. Certain of these transactions involved an intentional violation of the Company’s policies and federal regulations by employees of a subsidiary in Turkey.

The Company voluntarily disclosed these matters to the U.S. Treasury Department and the U.S. Department of Commerce. The Company immediately took corrective actions, including dismissal of responsible individuals, directives to senior business leaders prohibiting such sales, enhancement of the business conduct policy training in the area of export control, as well as modifications to its accounting systems that are intended to prevent the initiation of sales to countries that are subject to the U.S. Treasury Department or the U.S. Department of Commerce restrictions. The Company, in conjunction with outside counsel, concluded an internal investigation of the facts and circumstances surrounding the illegal export issues. As a result of this investigation, the Company has terminated an employee and liquidated its subsidiary in Turkey. The Company communicated the results of its investigation to the federal authorities responsible for these matters.

By letter dated December 12, 2006, the U.S. Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (“OEE”) informed the Company that it had completed its investigation and issued a warning with respect to one of the transactions that the Company voluntarily disclosed. OEE confirmed in the warning letter that it would be closing the matter and decided not to assess any fines or monetary penalties or refer the matter for criminal or administrative prosecution. While neither the OEE nor the Office of Foreign Assets Controls (“OFAC”) has issued, or is likely to issue, a formal decision on all of the transactions that we disclosed to them, based on the advice of outside counsel we believe that OEE and OFAC do not intend to continue their investigations of these other transactions and we may consider the matters to be closed.

26.	Supplemental Cash Flow Information

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Cash paid for:
Taxes, net of refunds	101	65	25	14
Interest, net of amounts capitalized	239	289	157	48
Noncash investing and financing activities:
Fair value adjustment to securities available-for-sale, net of tax	13	3	(7)	7
Settlement of demerger liability, net of tax	3	5	3	—

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Business and Geographical Segments

Information with respect to the industry segments is as follows:

	Chemical	Acetate		Performance	Total	Other
	Products	Products	Ticona	Products	Segments	Activities	Reconciliation	Consolidated
	(In $ millions)

Successor
As of and for the year ended December 31, 2006:
Sales to external customers	4,608	700	915	176	6,399	257	—	6,656
Inter-segment revenues	134	—	—	—	134	—	(134)	—
Earnings (loss) from continuing operations before tax and minority interests	709	128	201	49	1,087	(374)	—	713
Depreciation and Amortization	155	24	65	15	259	24	—	283
Capital expenditures	142	73	27	2	244	8	—	252
Other charges (gains), net	7	(1)	(6)	—	—	10	—	10
Goodwill and intangible assets	557	183	429	140	1,309	29	—	1,338
Total assets	3,489	711	1,584	361	6,145	1,756	—	7,901
As of and for the year ended December 31, 2005:
Sales to external customers	4,163	659	887	180	5,889	144	—	6,033
Inter-segment revenues	136	—	—	—	136	—	(136)	—
Earnings (loss) from continuing operations before tax and minority interests	667	71	116	46	900	(460)	—	440
Depreciation and Amortization	167	29	60	13	269	17	—	286
Capital expenditures	111	35	54	3	203	9	—	212
Other charges (gains), net	18	9	(8)	—	19	47	—	66
Goodwill and intangible assets	569	218	466	140	1,393	37	—	1,430
Total assets	3,280	691	1,583	342	5,896	1,545	—	7,441

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Chemical	Acetate		Performance	Total	Other
	Products	Products	Ticona	Products	Segments	Activities	Reconciliation	Consolidated
	(In $ millions)

For the nine months ended December 31, 2004
Sales to external customers	2,465	441	636	131	3,673	45	—	3,718
Inter-segment revenues	82	—	—	—	82	—	(82)	—
Earnings (loss) from continuing operations before tax and minority interests	265	(13)	26	15	293	(407)	—	(114)
Depreciation and Amortization	89	30	48	10	177	4	—	181
Capital expenditures	59	31	64	3	157	3	—	160
Other charges (gains), net	3	41	37	—	81	1	—	82

Predecessor
For the three months ended March 31, 2004
Sales to external customers	780	147	227	44	1,198	11	—	1,209
Inter-segment revenues	29	—	—	—	29	—	(29)	—
Earnings (loss) from continuing operations before tax and minority interests	63	4	45	11	123	(57)	—	66
Depreciation and Amortization	39	11	16	2	68	2	—	70
Capital expenditures	15	8	20	—	43	1	—	44
Other charges (gains), net	1	—	1	—	2	26	—	28

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

Sales and revenues related to transactions between segments are generally recorded at values that approximate third-party selling prices. Capital expenditures represent the purchase of property, plant and equipment.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The other activities column includes (a) operations of certain other operating entities and their related assets, liabilities, revenues and expenses, (b) ancillary businesses as well as companies which provide infrastructure services, (c) assets and liabilities not allocated to a segment, (d) corporate center costs for support services such as legal, accounting and treasury functions and (e) interest income or expense associated with financing activities of the Company.

Geographical Segments

Revenues and long-term assets are allocated to countries based on the location of the business. The following table presents financial information based on the geographic location of the Company’s facilities:

	Successor			Predecessor
	As of and for the	As of and for the	For the Nine	For the Three
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Net sales
United States	2,148	2,046	1,252	413
Non-United States	4,508	3,987	2,466	796

Total	6,656	6,033	3,718	1,209
Significant Non-United States net sales sources include:
Germany	2,251	1,897	1,256	416
Singapore	771	696	419	123
Canada	535	438	211	66
Mexico	303	306	221	65

	Successor			Predecessor
	As of and for the	As of and for the	For the Nine	For the Three
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Property, plant and equipment, net
United States	861	870
Non-United States	1,294	1,161

Total	2,155	2,031
Significant Non-United States property, plant and equipment, net sources include:
Germany	530	480
Singapore	98	103
Canada	149	165
Mexico	130	97

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Transactions and Relationships with Affiliates and Related Parties

The Company is a party to various transactions with affiliated companies. Companies in which the Company has an investment accounted for under the cost or equity method of accounting, are considered Affiliates; any transactions or balances with such companies are considered Affiliate transactions. The following tables represent the Company’s transactions with Affiliates for the periods presented:

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
	(In $ millions)
Statements of Operations
Purchases from Affiliates(1)	274	290	232	77
Sales to Affiliates(1)	128	157	135	42
Interest income from Affiliates	1	1	1	—
Interest expense to Affiliates	5	3	3	—

	Successor
	As of	As of
	December 31,	December 31,
	2006	2005
	(In $ millions)

Balance Sheets
Trade and other receivables from Affiliates	28	31
Current notes receivable (including interest) from Affiliates	41	39

Total receivables from Affiliates	69	70

Accounts payable and other liabilities due Affiliates	24	55
Short-term borrowings from Affiliates(2)	182	135

Total due Affiliates	206	190

(1)	Purchases/Sales from/to Affiliates

Purchases and sales from/to Affiliates are accounted for at prices which, in the opinion of the Company, approximate those charged to third party customers for similar goods or services.

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

Also in connection with the Acquisition, Celanese Corporation issued $200 million mandatorily redeemable preferred stock to an affiliate of Banc of America Securities LLC. The mandatorily redeemable preferred shares were redeemed using the proceeds from the senior subordinated notes issued July 1, 2004. Banc of America Securities LLC was also an initial purchaser of the senior subordinated notes and Celanese Corporation’s senior

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount notes and is an affiliate of a lender under the amended and restated senior credit facilities. Banc of America Securities LLC is an affiliate of BA Capital Investors Fund, L.P., one of the Original Shareholders (See Note 16).

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

During the year ended December 31, 2006 and 2005, the Company reimbursed the Advisor approximately $0 million and $2 million, respectively, for other costs.

Commencing in September 2005, the Company filed a Registration Statement on Form S-1 and amendments to that Registration Statement with the SEC on behalf of the Original Shareholders (the “Resale Offering”) pursuant to the terms of the Amended and Restated Registration Rights Agreement (“Registration Rights Agreement”) dated as of January 26, 2005, between the Company and the Original Shareholders. Pursuant to the terms of the Registration Rights Agreement, the Company paid certain fees and expenses incurred in connection with the Resale Offering, which amounted to approximately $1 million.

29.	Consolidating Guarantor Financial Information

On June 8, 2004, BCP Caylux issued 9 5/8% and 10 3/8% senior subordinated notes (the “notes”) as further described in Note 16. At the time of issuance, Celanese Holdings LLC (the “Parent Guarantor”) was the sole guarantor of the notes and no subsidiaries guaranteed the notes.

From and after the completion of the Organizational Restructuring as described in Note 2, all of BCP Crystal US Holdings Corp.’s (“BCP Crystal”) then-existing U.S. wholly owned subsidiaries that guarantee BCP Crystal obligations under the senior credit facilities, guarantee the notes on an unsecured senior subordinated basis. Following the completion of the Organizational Restructuring, neither Celanese AG nor its remaining subsidiaries are guarantors of BCP Crystal’s senior credit facilities and senior subordinated notes.

The following consolidating financial statements present information related to the Parent Guarantor and the Issuer (prior to the completion of the internal restructuring, BCP Caylux, and subsequent to the internal restructuring, BCP Crystal). The guarantors and non-guarantors are presented as if the Organizational Restructuring had occurred for all periods presented.

The Parent Guarantor was formed on February 24, 2004 and the Issuer was formed on March 23, 2004 for the sole purpose of acquiring the shares of Celanese AG, which occurred effective April 1, 2004. The Parent Guarantor and the Issuer held no assets and conducted no operations prior to the acquisition of the CAG Shares. The Parent Guarantor currently has no independent assets or operations. Accordingly, there is no financial information for the Parent Guarantor or the Issuer for the periods prior to the nine months ended December 31, 2004.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations Information

	Successor
	For the Year Ended December 31, 2006
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	3,055	4,758	(1,157)	6,656
Cost of sales	—	—	(2,358)	(4,012)	1,156	(5,214)

Gross profit	—	—	697	746	(1)	1,442
Selling, general and administrative expenses	—	1	(260)	(273)	—	(532)
Amortization of intangible assets (customer related)	—	—	(14)	(52)	—	(66)
Research and development expenses	—	—	(38)	(32)	—	(70)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	—	5	—	5
Restructuring, impairment and other (charges) gains	—	—	(3)	(12)	—	(15)
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of assets, net	—	—	(7)	(2)	—	(9)

Operating profit	—	1	375	378	(1)	753
Equity in net earnings of affiliates	438	492	177	55	(1,076)	86
Interest expense	—	(223)	(174)	(43)	187	(253)
Interest income	—	164	15	45	(187)	37
Other income (expense), net	—	4	8	78	—	90

Earnings from continuing operations before tax and minority interests	438	438	401	513	(1,077)	713
Income tax provision	—	—	(179)	(91)	—	(270)

Earnings from continuing operations before minority interests	438	438	222	422	(1,077)	443
Minority interests	—	—	—	(4)	—	(4)

Earnings from continuing operations	438	438	222	418	(1,077)	439
Loss from discontinued operations	—	—	(1)	—	—	(1)

Net earnings	438	438	221	418	(1,077)	438

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations Information

	Successor
	For the Year Ended December 31, 2005
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	2,837	4,265	(1,069)	6,033
Cost of sales	—	—	(2,306)	(3,494)	1,069	(4,731)

Gross profit	—	—	531	771	—	1,302
Selling, general and administrative expenses	—	(11)	(237)	(259)	1	(506)
Amortization of intangible assets (customer related)	—	—	(14)	(37)	—	(51)
Research and development expenses	—	—	(38)	(53)	—	(91)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	34	—	—	34
Restructuring, impairment and other (charges) gains	—	(35)	(11)	(54)	—	(100)
Foreign exchange gain (loss), net	—	3	—	(3)	—	—
Gain (loss) on disposition of assets, net	—	—	14	(24)	—	(10)

Operating profit (loss)	—	(43)	279	341	1	578
Equity in net earnings of affiliates	343	540	211	24	(1,057)	61
Interest expense	—	(287)	(146)	(56)	167	(322)
Interest income	—	148	8	44	(167)	33
Other income (expense), net	—	(15)	1	104	—	90

Earnings from continuing operations before tax and minority interests	343	343	353	457	(1,056)	440
Income tax benefit (provision)	—	—	(141)	80	—	(61)

Earnings from continuing operations before minority interests	343	343	212	537	(1,056)	379
Minority interests	—	—	—	(34)	(3)	(37)

Earnings from continuing operations	343	343	212	503	(1,059)	342
Earnings (loss) from discontinued operations	—	—	(3)	4	—	1

Net earnings	343	343	209	507	(1,059)	343

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations Information

	Successor
	For the Nine Months Ended December 31, 2004
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	1,761	2,671	(714)	3,718
Cost of sales	—	—	(1,539)	(2,175)	714	(3,000)

Gross profit	—	—	222	496	—	718
Selling, general and administrative expenses	(10)	(14)	(204)	(226)	—	(454)
Amortization of intangible assets (customer related)	—	—	(12)	(31)	—	(43)
Research and development expenses	—	—	(27)	(40)	—	(67)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	—	1	—	1
Restructuring, impairment and other (charges) gains	—	—	38	(121)	—	(83)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of assets, net	—	—	—	3	—	3

Operating profit (loss)	(10)	(14)	17	79	—	72
Equity in net earnings of affiliates	(176)	(141)	81	55	217	36
Interest expense	(1)	(65)	(74)	(165)	66	(239)
Interest income	—	30	5	57	(66)	26
Other income (expense), net	—	14	1	(24)	—	(9)

Earnings (loss) from continuing operations before tax and minority interests	(187)	(176)	30	2	217	(114)
Income tax benefit (provision)	—	—	116	(186)	—	(70)

Earnings (loss) from continuing operations before minority interests	(187)	(176)	146	(184)	217	(184)
Minority interests	—	—	—	(24)	16	(8)

Earnings (loss) from continuing operations	(187)	(176)	146	(208)	233	(192)
Earnings from discontinued operations	—	—	5	—	—	5

Net earnings (loss)	(187)	(176)	151	(208)	233	(187)

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations Information

	Predecessor
	For the Three Months Ended March 31, 2004
	Subsidiary	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	558	867	(216)	1,209
Cost of sales	(469)	(722)	216	(975)

Gross profit	89	145	—	234
Selling, general and administrative expenses	(61)	(75)	—	(136)
Research and development expenses	(10)	(13)	—	(23)
Other (charges) gains, net:
Restructuring, impairment and other (charges) gains	(2)	(26)	—	(28)
Foreign exchange gain (loss), net	1	(1)	—	—
Gain (loss) on disposition of assets, net	(1)	—	—	(1)

Operating profit	16	30	—	46
Equity in net earnings of affiliates	28	(391)	375	12
Interest expense	(13)	—	7	(6)
Interest income	1	11	(7)	5
Other income (expense), net	—	9	—	9

Earnings (loss) from continuing operations before tax	32	(341)	375	66
Income tax provision	—	(15)	—	(15)

Earnings (loss) from continuing operations	32	(356)	375	51
Earnings from discontinued operations	27	—	—	27

Net earnings (loss)	59	(356)	375	78

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet Information

	Successor
	As of December 31, 2006
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	—	4	211	575	—	790
Restricted cash	—	—	—	46	—	46
Receivables:
Trade receivables, net	—	—	235	766	—	1,001
Other receivables	—	826	274	480	(1,092)	488
Inventories	—	—	245	431	(23)	653
Deferred income taxes	—	2	62	12	—	76
Other assets	—	—	36	33	—	69

Total current assets	—	832	1,063	2,343	(1,115)	3,123

Investments	1,195	2,015	2,193	480	(5,120)	763
Property, plant and equipment, net	—	—	862	1,293	—	2,155
Deferred income taxes	—	—	—	22	—	22
Other assets	—	1,001	263	506	(1,270)	500
Goodwill	—	—	398	477	—	875
Intangible assets, net	—	—	97	366	—	463

Total assets	1,195	3,848	4,876	5,487	(7,505)	7,901

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	114	848	134	(787)	309
Trade payables — third party and affiliates	—	—	318	505	—	823
Other current liabilities	—	9	334	750	(305)	788
Deferred income taxes	—	—	—	18	—	18
Income taxes payable	—	17	79	200	—	296

Total current liabilities	—	140	1,579	1,607	(1,092)	2,234

Long-term debt	—	2,478	1,155	378	(1,242)	2,769
Deferred income taxes	—	1	63	233	—	297
Benefit obligations	—	—	725	164	—	889
Other liabilities	—	34	199	238	(28)	443
Minority interests	—	—	—	74	—	74
Commitments and contingencies Shareholder’s equity	1,195	1,195	1,155	2,793	(5,143)	1,195

Total liabilities and shareholder’s equity	1,195	3,848	4,876	5,487	(7,505)	7,901

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet Information

	Successor
	As of December 31, 2005
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	—	61	93	235	—	389
Receivables:
Trade receivables, net	—	—	252	667	—	919
Other receivables	—	949	191	596	(1,250)	486
Inventories	—	—	243	407	—	650
Deferred income taxes	—	—	—	37	—	37
Other assets	—	—	47	44	—	91

Total current assets	—	1,010	826	1,986	(1,250)	2,572

Investments	610	1,230	2,040	454	(3,559)	775
Property, plant and equipment, net	—	—	870	1,161	—	2,031
Deferred income taxes	—	—	—	139	—	139
Other assets	—	1,044	268	488	(1,306)	494
Goodwill	—	—	352	597	—	949
Intangible assets, net	—	—	110	371	—	481

Total assets	610	3,284	4,466	5,196	(6,115)	7,441

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	17	945	149	(956)	155
Trade payables — third party and affiliates	—	—	306	505	—	811
Other current liabilities	—	10	313	758	(294)	787
Deferred income taxes	—	—	—	36	—	36
Income taxes payable	—	—	52	172	—	224

Total current liabilities	—	27	1,616	1,620	(1,250)	2,013

Long-term debt	—	2,644	1,175	360	(1,276)	2,903
Deferred income taxes	—	—	—	285	—	285
Benefit obligations	—	—	953	173	—	1,126
Other liabilities	—	3	227	240	(30)	440
Minority interests	—	—	—	64	—	64
Commitments and contingencies
Shareholder’s equity	610	610	495	2,454	(3,559)	610

Total liabilities and shareholder’s equity	610	3,284	4,466	5,196	(6,115)	7,441

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows Information

	Successor
	For the Year Ended December 31, 2006
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by operating activities	—	98	223	429	—	750
Investing activities:
Capital expenditures on property, plant and equipment	—	—	(85)	(167)	—	(252)
Purchases of other long-term assets	—	—	(20)	(23)	—	(43)
Net proceeds on sale of businesses and assets	—	—	2	21	—	23
Advances to (from) affiliates, net	—	—	—	(8)	—	(8)
Proceeds for Ticona plant relocation	—	—	—	26	—	26
Proceeds from sale of marketable securities	—	—	—	95	—	95
Purchases of marketable securities	—	—	—	(65)	—	(65)
Increase in restricted cash	—	—	—	(42)	—	(42)
Other, net	—	—	—	(2)	—	(2)

Net cash used in investing activities	—	—	(103)	(165)	—	(268)
Financing activities:
Proceeds from long-term debt	—	—	—	38	—	38
Short-term borrowings (repayments), net	—	—	(1)	14	—	13
Repayments of long-term debt	—	(122)	(1)	(2)	—	(125)
Dividends from subsidiary	33	—	—	—	(33)	—
Distribution to Parent	(33)	(33)	—	—	33	(33)

Net cash provided by (used in) financing activities	—	(155)	(2)	50	—	(107)
Exchange rate effects on cash	—	—	—	26	—	26

Net increase (decrease) in cash and cash equivalents	—	(57)	118	340	—	401
Cash and cash equivalents at beginning of period	—	61	93	235	—	389

Cash and cash equivalents at end of period	—	4	211	575	—	790

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows Information

	Successor
	For the Year Ended December 31, 2005
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	—	(106)	210	588	—	692
Investing activities:
Capital expenditures on property, plant and equipment	—	—	(74)	(138)	—	(212)
Acquisitions and related fees, net of cash acquired	28	—	(186)	(732)	(28)	(918)
Net proceeds on sale of businesses and assets	—	—	16	32	—	48
Advances to (from) affiliates, net	—	—	—	21	—	21
Proceeds from sale of marketable securities	—	—	1	220	—	221
Purchases of marketable securities	—	—	(1)	(148)	—	(149)
Investing cash flows used in discontinued operations	—	—	—	75	—	75
Other, net	—	—	—	7	—	7

Net cash provided by (used in) investing activities	28	—	(244)	(663)	(28)	(907)
Financing activities:
Proceeds from long-term debt	—	(12)	—	28	—	16
Borrowings under senior credit facilities, net	—	1,135	—	—	—	1,135
Short-term borrowings (repayments), net	—	—	—	22	—	22
Repayments of long-term debt	—	(926)	—	(316)	—	(1,242)
Settlement of lease obligations	—	—	—	(31)	—	(31)
Contribution from Parent	572	572	—	—	(572)	572
Distribution to Parent	(600)	(600)	—	—	600	(600)
Fees associated with financing	—	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	(28)	161	—	(297)	28	(136)
Exchange rate effects on cash	—	—	—	(98)	—	(98)

Net increase (decrease) in cash and cash equivalents	—	55	(34)	(470)	—	(449)
Cash and cash equivalents at beginning of period	—	6	127	705	—	838

Cash and cash equivalents at end of period	—	61	93	235	—	389

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows Information

	Successor
	For the Nine Months Ended December 31, 2004
	Parent		Subsidiary	Non-
	Guarantor	Issuers	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash used in operating activities	(4)	(27)	(207)	178	—	(60)
Investing activities:
Capital expenditures on property, plant and equipment	—	—	(88)	(72)	—	(160)
Investment in subsidiaries	—	(392)	—	392	—	—
Acquisitions and related fees, net of cash acquired	(68)	(1)	30	(1,594)	—	(1,633)
Net proceeds on sale of businesses and assets	—	—	11	20	—	31
Advances to (from) affiliates, net	—	—	—	(1)	—	(1)
Proceeds from sale of marketable securities	—	—	(3)	135	—	132
Purchases of marketable securities	—	—	1	(174)	—	(173)
Investing cash flows used in discontinued operations	—	—	(6)	—	—	(6)
Other, net	—	—	—	(1)	—	(1)

Net cash used in investing activities	(68)	(393)	(55)	(1,295)	—	(1,811)
Financing activities:
Initial capitalization	103	—	—	717	—	820
Borrowings under bridge loans	—	272	—	1,293	—	1,565
Repayment under bridge loans	—	(1,565)	—	—	—	(1,565)
Proceeds from long-term debt	—	1,827	—	(2)	—	1,825
Borrowings under senior credit facilities, net	—	30	578	—	—	608
Short-term borrowings (repayments), net	—	—	—	36	—	36
Repayments of long-term debt	—	(2)	(189)	(63)	—	(254)
Issuance/(purchase) of CAG treasury stock	—	—	—	29	—	29
Fees associated with financing	(31)	(136)	—	—	—	(167)
Loan to shareholder	—	—	—	(227)	—	(227)
Other, net	—	—	—	14	—	14

Net cash provided by (used in) financing activities	72	426	389	1,797	—	2,684
Exchange rate effects on cash	—	—	—	25	—	25

Net increase in cash and cash equivalents	—	6	127	705	—	838
Cash and cash equivalents at beginning of period	—	—	—	—	—	—

Cash and cash equivalents at end of period	—	6	127	705	—	838

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	For the Three Months Ended March 31, 2004
	Subsidiary	Non-
	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	(143)	41	—	(102)
Investing activities:
Capital expenditures on property, plant and equipment	(21)	(23)	—	(44)
Advances to (from) affiliates, net	—	(5)	—	(5)
Net proceeds from disposal of discontinued operations	134	5	—	139
Proceeds from sale of marketable securities	3	39	—	42
Purchases of marketable securities	(1)	(41)	—	(42)
Other, net	—	1	—	1

Net cash provided by (used in) investing activities	115	(24)	—	91
Financing activities:
Short-term borrowings (repayments), net	—	(16)	—	(16)
Repayments of long-term debt	(25)	(2)	—	(27)

Net cash used in financing activities	(25)	(18)	—	(43)
Exchange rate effects on cash	—	(1)	—	(1)

Net decrease in cash and cash equivalents	(53)	(2)	—	(55)
Cash and cash equivalents at beginning of period	83	65	—	148

Cash and cash equivalents at end of period	30	63	—	93

30.  Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, the Company reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate its Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, the Company will transition Ticona’s administration and operations from Kelsterbach to another location in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €650 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. As of December 31, 2006, Fraport has paid the Company a total of €20 million ($26 million) towards the transition. The amount has been accounted for as deferred income and is included in Other liabilities in the consolidated balance sheet as of December 31, 2006.

31.  Subsequent Events

Sale of Oxo Products and Derivatives businesses

On December 13, 2006, the Company signed a definitive agreement to sell its oxo products and derivatives businesses, including EOXO, a joint venture between CAG and Degussa (see Note 6), to Advent International, for a purchase price of €480 million subject to final agreement adjustments. On February 23, 2007, the Company exercised its option and purchased Degussa’s 50% interest in EOXO. The Company anticipates the sale to be completed in the first quarter of 2007. During the year ended December 31, 2006, the Company recorded approximately $8 million of expense to Gain (loss) on disposition of assets, net for incremental costs associated with this pending divestiture.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Acetate Products Limited

On January 31, 2007, the Company announced the completion of the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The transaction excludes the limited business activity in Romania as regulatory review continues and is expected to be completed by the end of the first quarter of 2007. The purchase price for the transaction was £57 million ($110 million). The Company previously announced its intent to purchase APL in August 2006. This acquisition will not be material to the Company’s financial position or results of operations.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Formation of Registrant (incorporated by reference to Exhibit 3.3 to the Form S-4 filed with the SEC on February 7, 2005 (the “Form S-4”))
3.2	Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 3.4 to the Form S-4)
4.1	Indenture, dated as of June 8, 2004, among BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2 and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-l of Celanese Corporation filed with the SEC on November 3, 2004 (the “Form S-l”))
4.2	Supplemental Indenture, dated as of October 5, 2004, among BCP Crystal US Holdings Corp., BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2 and The Bank of New York, as trustee (incorporated by reference to the Exhibit 10.16 to Form S-l)
4.3	Supplemental Indenture, dated as of October 5, 2004, among BCP Crystal US Holdings Corp., the New Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.17 to the Form S-l)
4.4	Indenture, dated as of September 24, 2004, among Crystal US Holdings 3 L.L.C., Crystal US Sub 3 Corp., as Issuers, and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of Celanese Corporation filed on November 3, 2004)
4.5	Supplemental Indenture, dated as of March 30, 2005, among Crystal US Holdings 3 L.L.C., Crystal US Sub 3 Corp., Celanese Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.15 to the Annual Report of Celanese Corporation on Form 10-K filed on March 31, 2005)
10.1	Amended and Restated Credit Agreement, dated as of January 26, 2005, among BCP Crystal US Holdings Corp., Celanese Holdings LLC, Celanese Americas Corporation, the lenders thereto, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bank of America, N.A. as documentation agent (Incorporated by reference to Exhibit 10.1 to Celanese Corporation’s Current Report on Form 8-K filed on February 1, 2005)
10.2	First Amendment to Credit Agreement, dated as of November 28, 2005, among Celanese Holdings LLC, BCP Crystal US Holdings Corp., Celanese Americas Corporation, the lenders from time to time party thereto, and Deutsche Bank AG, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to Celanese Corporation’s Current Report on Form 8-K filed on December 2, 2005)
10.3	Sponsor Services Agreement, dated as of January 26, 2005, among Celanese Corporation, Celanese Holdings LLC and Blackstone Management Partners IV L.L.C. (Incorporated by reference to Exhibit 10.3 to Celanese Corporation’s Current Report on Form 8-K filed on January 28, 2005)
12	Computation of ratio of earnings to fixed charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Report on Financial Statement Schedule of Independent Registered Public Accounting Firm (filed herewith).
99.2	Report on Financial Statement Schedule of Independent Registered Public Accounting Firm (filed herewith).
99.3	Financial statement schedule regarding Valuation and Qualifying Accounts (filed herewith).