Form 10-Q
period 2007-03-31
Celanese Holdings LLC
filed 2007-05-09
CIK 1297288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333 122587-18
(Commission File Number)

CELANESE HOLDINGS LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	87 0723277
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 West LBJ Freeway, Dallas, TX (Address of Principal Executive Offices)	75234-6034 (Zip Code)

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

Yes ☐     No ☑

As of the date of this Quarterly Report on Form 10-Q, Celanese Holdings LLC has one membership interest outstanding by Crystal US Holdings 3 LLC, a Delaware limited liability company.

CELANESE HOLDINGS LLC

Form 10-Q
For the Quarterly Period Ended March 31, 2007

		Page

	Explanatory Note	1

Part I Financial Information
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	2
	b) Unaudited Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	c) Unaudited Interim Consolidated Statements of Shareholder’s Equity for the twelve months ended December 31, 2006 (revised) and the three months ended March 31, 2007	4
	d) Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	5
	e) Notes to the Unaudited Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	49

Part II Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		53
Certifications		54
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

EXPLANATORY NOTE

The consolidated statement of shareholder’s equity of Celanese Holdings LLC for the year ended December 31, 2006 included an incorrect presentation of the adoption impact of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). That presentation included the $132 million charge for the impact of adoption as a component of current-period comprehensive income, rather than displaying the adoption impact as a separate component of accumulated other comprehensive income (loss), net.

This Quarterly Report on Form 10-Q includes a revised consolidated statement of shareholder’s equity for the year ended December 31, 2006. The revisions include presentation of the $132 million adoption impact as a separate component of accumulated other comprehensive income (loss), net, and a corresponding increase to 2006 comprehensive income. The revision did not change net income, total accumulated other comprehensive income (loss), net, or cash flows for the year ended December 31, 2006.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In $ millions)

Net sales	1,631	1,498
Cost of sales	(1,240)	(1,160)

Gross profit	391	338
Selling, general and administrative expenses	(116)	(134)
Amortization of intangible assets (customer related)	(18)	(14)
Research and development expenses	(17)	(17)
Other (charges) gains, net	(1)	—
Foreign exchange gain, net	1	—
Loss on disposition of assets, net	(1)	—

Operating profit	239	173
Equity in net earnings of affiliates	18	18
Interest expense	(61)	(61)
Interest income	14	8
Other income, net	5	6

Earnings from continuing operations before tax	215	144
Income tax provision	(63)	(38)

Earnings from continuing operations	152	106
Earnings from discontinued operations:
Earnings from operation of discontinued operations	10	32
Gain on disposal of discontinued operations	31	—
Income tax (provision) benefit	16	(11)

Earnings from discontinued operations	57	21

Net earnings	209	127

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	1,092	790
Restricted cash	—	46
Receivables:
Trade receivables — third party and affiliates, net	910	1,001
Other receivables	528	488
Inventories	584	653
Deferred income taxes	75	76
Other assets	43	69

Total current assets	3,232	3,123

Investments	733	763
Property, plant and equipment, net of accumulated depreciation of $680 million and $687 million as of March 31, 2007 and December 31, 2006, respectively	2,047	2,155
Deferred income taxes	60	22
Other assets	480	500
Goodwill	869	875
Intangible assets, net	451	463

Total assets	7,872	7,901

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	184	309
Trade payables — third party and affiliates	731	823
Other current liabilities	717	788
Deferred income taxes	6	18
Income taxes payable	121	296

Total current liabilities	1,759	2,234

Long-term debt	2,875	2,769
Deferred income taxes	265	297
Benefit obligations	907	889
Other liabilities	685	443
Minority interests	5	74
Commitments and contingencies
Shareholder’s equity:
Common stock, one share issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	837	830
Retained earnings	775	561
Loan to Shareholder	(227)	(227)
Accumulated other comprehensive income (loss), net	(9)	31

Total shareholder’s equity	1,376	1,195

Total liabilities and shareholder’s equity	7,872	7,901

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Accumulated
				Other
		Additional		Comprehensive	Loan	Total
	Common	Paid-In	Retained	Income (Loss),	to	Shareholder’s
	Stock	Capital	Earnings	Net	Shareholder	Equity
	(In $ millions)

Balance at December 31, 2005	—	807	156	(126)	(227)	610
Comprehensive income (loss), net of tax:
Net earnings	—	—	438	—	—	438
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	13	—	13
Unrealized gain on derivative contracts	—	—	—	2	—	2
Pension and postretirement benefits (revised)	—	—	—	269	—	269
Foreign currency translation	—	—	—	5	—	5

Other comprehensive income (revised)	—	—	—	289	—	289

Comprehensive income (revised)	—	—	—	—	—	727
Adjustment to initially apply FASB Statement No. 158, net of tax (revised)	—	—	—	(132)	—	(132)
Indemnification of demerger liability	—	3	—	—	—	3
Distribution to Parent	—	—	(33)	—	—	(33)
Stock-based compensation	—	20	—	—	—	20

Balance at December 31, 2006	—	830	561	31	(227)	1,195

Comprehensive income (loss), net of tax:
Net earnings	—	—	209	—	—	209
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	1	—	1
Unrealized loss on derivative contracts	—	—	—	(3)	—	(3)
Pension and postretirement benefits	—	—	—	(45)	—	(45)
Foreign currency translation	—	—	—	7	—	7

Other comprehensive income (loss)	—	—	—	(40)	—	(40)

Comprehensive income	—	—	—	—	—	169
Indemnification of demerger liability	—	1	—	—	—	1
Distribution to Parent	—	—	(8)	—	—	(8)
Stock-based compensation	—	2	—	—	—	2
Tax Benefit from stock options exercised	—	4	—	—	—	4
Adoption of FIN 48	—	—	13	—	—	13

Balance at March 31, 2007	—	837	775	(9)	(227)	1,376

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In $ millions)

Operating activities:
Net earnings	209	127
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Other (charges) gains, net of amounts used	2	(14)
Depreciation, amortization and accretion	70	68
Deferred income taxes	(30)	14
Gain on disposition of assets, net	(30)	—
Other, net	14	2
Operating cash used in discontinued operations	(74)	(2)
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	34	(54)
Inventories	17	(3)
Other assets	20	(10)
Trade payables — third party and affiliates	(95)	(91)
Other liabilities	(128)	(38)

Net cash provided by (used in) operating activities	9	(1)
Investing activities:
Capital expenditures on property, plant and equipment	(49)	(43)
Acquisitions and related fees, net of cash acquired	(269)	—
Net proceeds from sale of businesses and assets	578	—
Proceeds from sale of marketable securities	32	27
Purchases of marketable securities	(1)	(29)
Changes in restricted cash	46	(42)
Investing cash used in discontinued operations	—	(14)
Other, net	(12)	(5)

Net cash provided by (used in) investing activities	325	(106)
Financing activities:
Short-term borrowings (repayments), net	(40)	32
Proceeds from long-term debt	11	7
Repayments of long-term debt	(1)	(5)
Distribution to Parent	(8)	(9)
Other, net	2	—

Net cash provided by (used in) financing activities	(36)	25
Exchange rate effects on cash	4	4

Net increase (decrease) in cash and cash equivalents	302	(78)
Cash and cash equivalents at beginning of period	790	389

Cash and cash equivalents at end of period	1,092	311

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Basis of Presentation

Description of the Company

Celanese Holdings LLC and its subsidiaries (collectively the “Company”) is an integrated global hybrid chemical company. The Company’s business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.

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

As used in this document, the term “CAG” refers to (i) prior to the Organizational Restructuring (as defined in Note 2 below), Celanese AG and Celanese Americas Corporation (“CAC”), their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Organizational Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, “CAG” refers to Celanese AG.

The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, cash flows, and shareholder’s equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Celanese Holdings LLC and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2006, as filed on February 23, 2007 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2006 Form 10-K”).

Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

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

As noted in Note 3, the Company adopted the provisions of FIN 48 on January 1, 2007. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Restricted Cash

At December 31, 2006, the Company had $46 million of restricted cash. The cash was paid in January 2007 to certain CAG shareholders pursuant to the terms of the Squeeze-Out as discussed in Note 4.

Reclassifications

The Company has reclassified certain prior period amounts to conform to current period’s presentation.

2.	Domination Agreement and Organizational Restructuring

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. The Company’s subsidiaries, Celanese Caylux Holdings Luxembourg S.C.A., formerly BCP Caylux Holdings Luxembourg S.C.A (“Celanese Caylux”) and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If Celanese Caylux and/or BCP Crystal are obligated to make payments under such guarantees or other security to the Purchaser and/or the minority shareholders, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect. See additional discussion in the 2006 Form 10-K.

The Domination Agreement is further challenged in eight Null and Void actions pending in the Frankfurt District Court. These actions are seeking to have the shareholders’ resolution approving the Domination Agreement declared null and void based on an alleged violation of formal requirements relating to the invitation for the shareholders’ meeting. A court hearing is scheduled for May 8, 2007. See additional discussion in the 2006 Form 10-K.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organizational Restructuring

In October 2004, Celanese and certain of its subsidiaries completed an organizational restructuring (the “Organizational Restructuring”) pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of CAC from Celanese Holding GmbH, a wholly-owned subsidiary of CAG, to Celanese Caylux, which resulted in Celanese Caylux owning 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. This transfer was affected by CAG selling all outstanding shares in CAC for a €291 million note. This note eliminates in consolidation.

3.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company recorded the initial impact of FIN 48 as a cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings and as an adjustment to Goodwill. See the unaudited interim consolidated statements of shareholder’s equity and Note 15 for additional information related to the impact of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

4.	Acquisitions, Ventures and Divestitures

Acquisitions

On January 31, 2007, the Company completed the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. As contemplated prior to closing, the Company announced on March 14,

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, plans to close its tow production plant at Little Heath, United Kingdom during 2007. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition of APL.

The following table presents the preliminary allocation of APL acquisition costs to the assets acquired and liabilities assumed, based on their fair values. This preliminary allocation is subject to change when the final valuations are obtained.

(In $ millions)

Accounts receivable	34
Inventories	29
Property, plant, and equipment	48
Goodwill	57
Intangible assets	2
Other current assets/liabilities, net	(43)
Non-current liabilities	(8)

Net assets acquired	119

On April 6, 2004, the Company acquired 84% of CAG (the “Acquisition”). During 2005, the Company acquired an additional 14% of CAG. See additional discussion of these acquisitions in the 2006 Form 10-K. On May 30, 2006, CAG’s shareholders’ approved a transfer to the Purchaser of all shares owned by minority shareholders against payment of cash compensation in the amount of €66.99 per share (the “Squeeze-Out”). The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million. As a result of this acquisition, the Company recorded an increase to Goodwill of approximately $5 million during the three months ended March 31, 2007. The amount of the fair cash compensation of €66.99 per share could increase based on the outcome of award proceedings pending in German courts. As of March 31, 2007, the Company’s ownership percentage was 100%.

Ventures

On March 28, 2007, the Company announced that it entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In conjunction with this partnership, the Company will make an investment of approximately $30 million during the second quarter of 2007 contingent on the approval of the transaction by Accsys’ shareholders.

Divestitures

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced on December 13, 2006 its agreement to sell its Chemical Products segments’ oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese AG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of its Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo and derivatives businesses acquired by Advent International was renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $31 million pre-tax gain in the first quarter of 2007. Additional revisions to the gain amount are expected in 2007 related to working capital and other adjustments as specified in the sale agreement. Due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company, approximately $49 million of the transaction proceeds attributable to the fair value of the underlying land at Bay City and Oberhausen is deferred as an other long-term liability, and divested land with a book value of $14 million remains on the Company’s consolidated balance sheet.

Subsequent to closing, the Company and Oxea will have certain site service and product supply arrangements. The site services include, but are not limited to, administrative, utilities, health and safety, waste water treatment and maintenance activities for terms which range from one to fifteen years. Product supply agreements contain initial terms of up to fifteen years. The Company has no contractual ability through these agreements or any other arrangements to significantly influence the operating or financial policies of Oxea. The Company concluded, based on the nature and limited projected magnitude of the continuing business relationship between the Company and Oxea, that the divestiture of the oxo products and derivatives businesses should be accounted for as a discontinued operation.

Third party sales include $5 million and $9 million for the three months ended March 31, 2007 and 2006, respectively, that would have been eliminated upon consolidation were the divestiture not accounted for as a discontinued operation. These amounts relate to sales from the continuing operations of the Company to the divested business.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

During the third quarter of 2006, the Company discontinued its Pentaerythritol (“PE”) operations, which were included in the Chemical Products segment. As a result, the earnings (loss) from operations related to the PE operation is reflected as a component of discontinued operations in the unaudited interim consolidated statements of operations.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of the discontinued operations for the periods presented in the unaudited interim consolidated statement of operations:

	Three Months Ended
	March 31,	March 31,
	2007(1)	2006
	(In $ millions)

Net sales	119	163
Cost of sales	(103)	(133)

Gross profit	16	30

Operating profit	10	32
Gain on disposal of discontinued operations	31	—
Income tax provision from operation of discontinued operations	(3)	(11)
Income tax benefit from gain on disposal of discontinued operations	19 (2)	—

Earnings from discontinued operations	57	21

(1)	The three months ended March 31, 2007 includes only two months of operations for the oxo products and derivatives businesses as these businesses were sold on February 28, 2007.
(2)	Income tax benefit on gain from disposal of discontinued operations of $19 million is comprised of $30 million tax expense related to the divestiture of facilities in the U.S., offset by $49 million tax benefit on the divestiture of facilities and investments in Germany.

The following table presents the major classes of assets and liabilities of the oxo products and derivatives businesses divested during the first quarter of 2007:

(In $ millions)

Trade receivables — third party and affiliates, net	147
Inventories	75
Other assets — current	8
Investments(1)	125
Property, plant and equipment	139
Other assets	23
Goodwill	42
Intangible assets, net	10

Total assets	569

Current liabilities	4
Other liabilities	19

Total liabilities	23

(1)	Includes the Company’s 50% investment in EOXO and the 50% interest in EOXO purchased from Degussa in February 2007 (See Note 4).

Cost Method Investment

In February 2007, the Company wrote-off its remaining €1 million ($1 million) cost investment in European Pipeline Development Company B.V. (“EPDC”). In addition, the Company expensed €7 million ($9 million) associated with contingent liabilities that became payable due to the Company’s decision to exit the pipeline

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development project. The investment in EPDC relates to the construction of a pipeline system, solely dedicated to the transportation of propylene, which was to connect Rotterdam via Antwerp with the Company’s Oberhausen and Marl production facilities in Germany. However, on February 15, 2007, EPDC shareholders decided to stop the building of the pipeline project as originally envisaged and go into liquidation. The Company was a 12.5% shareholder of EPDC.

5.	Receivables, net

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

Trade receivables — third party and affiliates	924	1,017
Allowance for doubtful accounts — third party and affiliates	(14)	(16)

Subtotal	910	1,001
Reinsurance receivables	88	85
Other	440	403

Net receivables	1,438	1,489

6.	Inventories

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

Finished goods	425	500
Work-in-process	24	33
Raw materials and supplies	135	120

Total inventories	584	653

7.	Goodwill and Intangible Assets

  Goodwill

	Chemical	Acetate		Performance
	Products	Products	Ticona	Products	Other	Total
	(In $ millions)

As of December 31, 2006	368	156	256	84	11	875
Acquisition of CAG(1)	(5)	(12)	(9)	1	—	(25)
Acquisition of APL	—	57	—	—	—	57
Sale of oxo and derivatives businesses	(42)	—	—	—	—	(42)
Adoption of FIN 48(2)	(23)	(5)	15	11	—	(2)
Exchange rate changes	3	—	2	1	—	6

As of March 31, 2007	301	196	264	97	11	869

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The adjustments recorded during the three months ended March 31, 2007 consist primarily of additional goodwill recorded related to the purchase of the remaining outstanding CAG shares during the Squeeze-Out of $5 million offset by reversals of certain pre-acquisition tax valuation allowances of $30 million.

(2)	See Note 15 for additional discussion of FIN 48.

Other Intangible Assets

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

Trademarks and tradenames	82	79
Customer related intangible assets	523	523
Developed technology	13	13
Covenants not to compete and other	12	12

Total intangible assets, gross	630	627
Less: accumulated amortization	(179)	(164)

Total intangible assets, net	451	463

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended March 31, 2007 and 2006 totaled $18 million and $17 million, respectively.

8.	Debt

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	41	127
Short-term borrowings, principally comprised of amounts due to affiliates	143	182

Total short-term borrowings and current installments of long-term debt — third party and affiliates	184	309

Long-term debt
Senior Credit Facilities: Term Loan facility	1,626	1,622
Senior Subordinated Notes 9.625%, due 2014	799	799
Senior Subordinated Notes 10.375%, due 2014	173	171
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2023	32	30
Other borrowings	81	69

Subtotal	2,916	2,896
Less: Current installments of long-term debt	41	127

Total long-term debt	2,875	2,769

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, the amended and restated (January 2005) senior credit facilities consist of a term loan facility, a revolving credit facility and a credit-linked revolving facility. The $600 million revolving credit facility provides for the availability of letters of credit in U.S. dollars and Euros and for borrowings on same-day notice. As of March 31, 2007 and December 31, 2006, there were no letters of credit issued or outstanding borrowings under the revolving credit facility; accordingly, $600 million remained available for borrowing.

The Company has an approximate $228 million credit-linked revolving facility available for the issuance of letters of credit, which matures in 2009. As of March 31, 2007, there were $172 million of letters of credit issued under the credit-linked revolving facility and $56 million was available for borrowing. As of December 31, 2006, there were $218 million of letters of credit issued under the credit-linked revolving facility and $10 million was available for borrowing.

The Company is in compliance with all of the financial covenants related to its debt agreements as of March 31, 2007.

Debt Refinancing

In March 2007, the Company announced a comprehensive recapitalization strategy to refinance its debt and repurchase shares of Celanese Corporation’s Series A common stock. On April 2, 2007, the Company, through certain of its subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

The new senior credit agreement is guaranteed by the Company and certain domestic subsidiaries of Celanese US Holdings LLC (formerly BCP Crystal) (“Celanese US”), and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions, pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007, by and among the Company, Celanese US, certain subsidiaries of Celanese US and Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent. The new senior credit agreement contains various covenants, including financial, as defined in the new senior credit agreement.

Proceeds from the new senior credit agreement, together with available cash, were used to retire the Company’s existing $2,454 million debt facility, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009 and to retire portions of the Company’s Senior Subordinated Notes as discussed below.

On March 6, 2007, the Company commenced cash tender offers (the “Tender Offers”) with respect to any and all of the outstanding 9 5/8% senior subordinated notes due 2014 and 10 3/8% senior subordinated notes due 2014 (the “Senior Subordinated Notes”). The Tender Offers expired on April 2, 2007. Approximately 93.7% of the 10 3/8% senior subordinated notes and 99.6% of the 9 5/8% senior subordinated notes were tendered under the Tender Offers, resulting in a reduction of debt of €122 million (approximately $163 million) and $793 million, respectively. The Company paid approximately $136 million of tender costs in connection with the Tender Offers.

As a result of the refinancing, the Company expects to incur approximately $130 million – 140 million of interest expense related to tender costs and costs incurred to acquire the new senior credit facility in the second

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2007. In addition, the Company will expense approximately $37 million of unamortized deferred financing costs related to the existing $2,454 million credit facility and the Senior Subordinated Notes.

Interest Rate Risk Management

In March 2007, in anticipation of the debt refinancing, the Company entered into various U.S. dollar and Euro interest rate swaps, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. The U.S. dollar interest rate swaps have a maturity date of January 3, 2012. The notional amount of the U.S. dollar swaps will reduce over time according to an amortization schedule. The Euro interest rate swap has a maturity date of April 2, 2011. The notional amount of the Euro swap will remain at its original level throughout the term of the swap. On March 29, 2007, the Company terminated its existing interest rate swap with a notional value of $300 million and recorded a gain of $2 million.

9.	Other Current Liabilities and Other Liabilities

The components of other current liabilities are as follows:

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

Salaries and benefits	131	198
Environmental	27	26
Restructuring	32	34
Insurance	66	68
Sorbates litigation	151	148
Other	310	314

Total other current liabilities	717	788

The components of other liabilities are as follows:

	As of	As of
	March 31,	December 31,
	2007	2006
	(In $ millions)

Environmental	96	88
Insurance	85	86
Uncertain tax positions(1)	191	—
Other(2)	313	269

Total other liabilities	685	443

(1)	At December 31, 2006, the liability was primarily recorded as a component of Income taxes payable.

(2)	The increase is primarily attributed to $49 million of deferred transaction proceeds from the sale of the oxo products and derivatives businesses to Advent International (see Note 4). The proceeds are deferred due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In $ millions)

Components of net periodic benefit cost
Service cost	9	10	—	1
Interest cost	44	46	5	5
Expected return on plan assets	(50)	(51)	—	—
Recognized actuarial loss	—	—	—	—
Special termination charge	—	—	—	—
Curtailment loss	—	—	—	—

Net periodic benefit cost	3	5	5	6

The Company expects to contribute $49 million to its defined benefit pension plans in 2007. As of March 31, 2007, $11 million of contributions have been made. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit payments of $38 million under the provisions of its other postretirement benefit plans in 2007. As of March 31, 2007, $13 million of benefit payments have been made.

Contributions to the defined contribution plans are based on specified percentages of employee contributions and aggregated $3 million for both the three months ended March 31, 2007 and 2006.

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 4), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the three months ended March 31, 2007.

11.	Shareholder’s Equity

During the three months ended March 31, 2007, the Company made a distribution of $8 million to Celanese Corporation, its ultimate parent.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) totaled $(40) million and $(7) million, respectively, for the three months ended March 31, 2007 and 2006. These amounts were net of tax expense of $1 million for both the three months ended March 31, 2007 and 2006.

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

The following disclosure should be read in conjunction with the 2006 Form 10-K.

Plumbing Actions

At both March 31, 2007 and December 31, 2006, the Company has remaining accruals of $66 million for cases related to the plumbing actions, of which $4 million is included in current liabilities. The Company believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that they will not have a material adverse effect on its financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on its financial position, but may have a material adverse effect on the Company’s results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve.

The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. As a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. At March 31, 2007 and December 31, 2006, the Company has $17 million and $23 million, respectively, of receivables related to a settlement with an insurance carrier. This receivable is recorded within other current assets.

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

Sorbates Antitrust Actions

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals at March 31, 2007 of $151 million, included in current liabilities. At December 31, 2006, the accrual was $148 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the U.S. dollar and the Euro. Although the outcome of this matter cannot be predicted with certainty, the Company’s best estimate of the range of possible additional future

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of March 31, 2007 is between $0 and $9 million. The estimated range of such possible future losses is based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst AG (“Hoechst”), Celanese AG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of March 31, 2007 and December 31, 2006, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $120 million and $118 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Shareholder Litigation

On May 30, 2006, CAG’s shareholders approved a transfer to the Purchaser of all shares owned by minority shareholders against payment of cash compensation in the amount of €66.99 per share. The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million.

Several minority shareholders of CAG initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. On March 14, 2005, the Frankfurt District Court dismissed on grounds of inadmissibility the motions of all minority shareholders regarding the initiation of these special award proceedings. In January 2006, the Frankfurt Higher District Court ruled that the appeals were admissible, and the proceedings would therefore continue. On December 12, 2006, the Frankfurt District Court appointed an expert to help determine the value of CAG. In the first quarter of 2007, the minority shareholders that received €66.99 per share as fair cash compensation also filed award proceedings challenging the amount they received as fair cash compensation.

As a result of the special proceedings discussed above, amounts paid as fair cash compensation to certain minority shareholders of CAG could be increased by the court so that such minority shareholders could be awarded a higher amount.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention (See Note 21).

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

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $32 million and $33 million as of March 31, 2007 and December 31, 2006, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (See Note 21).

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst during the three months ended March 31, 2007 and 2006, respectively, in connection with this indemnification.

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

The Company has divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of March 31, 2007. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of March 31, 2007 and December 31, 2006, the Company has reserves in the aggregate of $42 million and $44 million, respectively, for these environmental matters.

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

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from April 1, 2007 to April 30, 2012 is estimated to be approximately $40 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

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

Other Matters

As of March 31, 2007, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 658 asbestos cases. During the three months ended March 31, 2007, 26 new cases were filed against the Company and 15 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other (Charges) Gains, Net

The components of other (charges) gains, net are as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In $ millions)

Employee termination benefits	—	(2)
Plant/office closures	—	2

Total restructuring	—	—
Insurance recoveries associated with plumbing cases	—	1
Other	(1)	(1)

Total other (charges) gains, net	(1)	—

The components of the March 31, 2007 and December 31, 2006 restructuring reserves are as follows:

	Employee
	Termination	Plant/Office
	Benefits	Closures	Total
	(In $ millions)

Restructuring reserve at December 31, 2006	28	7	35
Restructuring additions	3	—	3
Cash uses	(5)	—	(5)

Restructuring reserve at March 31, 2007	26	7	33

14.	Stock-based and Other Management Compensation Plans

In December 2004, Celanese Corporation approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees as well as other management incentive programs.

These plans allow for the issuance or delivery of up to 16,250,000 shares of Celanese Corporation’s Series A common stock through a discounted share purchase program, stock options and restricted stock issuances.

Deferred compensation

The deferred compensation plan provided an aggregate maximum amount payable of $196 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $142 million is subject to downward adjustment if the price of Celanese Corporation’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in Celanese Corporation with at least a 25% cash internal rate of return on their equity interest (an “Exit Event”). During the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $2 million and $3 million, respectively, associated with this plan. Upon the occurrence of an Exit Event, as defined above, the amount vested and payable under the plan as of March 31, 2007 would be approximately $74 million, exclusive of the $18 million accrued at March 31, 2007 and payable in 2007 due to the accelerated vesting of certain plan participants. See Note 21 for additional information.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term incentive plan

Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash based plan in which awards are based on annual and three-year cumulative targets (as defined in the LTIP Plan). On February 16, 2007, approximately $26 million was paid to the LTIP plan participants. During the three months ended March 31, 2006, the Company recorded expense of $5 million related to the LTIP Plan. There are no additional amounts due under the LTIP plan.

Stock-based compensation

Through its parent, Celanese Corporation, the Company has a stock-based compensation plan that makes awards of stock options to certain employees. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

It is the Company’s policy to grant options with an exercise price equal to the price of the Celanese Corporation’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the eighth anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended
	March 31,	March 31,
	2007(1)	2006(2)

Risk free interest rate	4.62%	—
Estimated life in years	7.3	—
Dividend yield	0.50%	—
Volatility	26.3%	—
Expected annual forfeiture rate	5.9%	5.0%

(1)	During the three months ended March 31, 2007, 45,000 stock options were granted to certain employees.

(2)	No stock options were granted during the three months ended March 31, 2006.

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

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in stock options outstanding during the three months ended March 31, 2007 is presented below:

	Three Months Ended March 31, 2007
			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Grant	Contractual	Value
	(In millions)	Price in $	Term	(In $ millions)

Outstanding at beginning of period	12.5	16.81	7.0	113
Granted	—	27.98
Exercised	(1.2)	16.00
Forfeited	(0.1)	17.21

Outstanding at end of period	11.2	16.89	6.6	156

Exercisable and expected to exercise in the future at March 31, 2007	7.1	17.02	6.6	98
Options exercisable at end of period	6.2	16.11	7.3	92

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $10.53 per option. At March 31, 2007, the Company had approximately $25 million of total unrecognized compensation expense, net of the estimated forfeitures, related to stock options to be recognized over the remaining vesting periods of the options. The tax benefit received from stock option exercises was approximately $4 million during the three months ended March 31, 2007.

15.	Income Taxes

Income taxes for the three months ended March 31, 2007 and 2006 are recorded based on the estimated annual effective tax rate. As of March 31, 2007, the estimated annualized tax rate is 30%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2007 reflects earnings in low tax jurisdictions and a partial benefit for reversal of valuation allowance on 2007 projected U.S. income, offset by higher tax rates in certain non-U.S. jurisdictions. Reversals of the valuation allowance established at the Acquisition resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of Goodwill.

For the three months ended March 31, 2007 and 2006, the Company recorded tax expense of $63 million and $38 million, respectively, which resulted in an effective tax rate of 29% and 26%, respectively. The higher effective tax rate for the three months ended March 31, 2007 was due to the increase in the estimated annual effective rate from the prior year.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company made a comprehensive review of its portfolio of uncertain tax positions in each of the jurisdictions in which it operates. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing an increase to retained earnings of $13 million and reduced the carrying value of Goodwill by $2 million (including the impact of the settlement of the German audit discussed below) for uncertain tax positions relating to periods prior to the Acquisition. The total amount of the Company’s estimated uncertain tax positions at the date of adoption was $193 million. Of this amount, $167 million is classified as other long-term liabilities. If the tax positions are settled in the Company’s favor, approximately $133 million would be treated as a reduction of Goodwill and $41 million would reduce the Company’s effective tax rate.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of January 1, 2007, the Company had recorded a liability of approximately $22 million for the payment of interest and penalties. The liability for the payment of interest increased approximately $2 million as of March 31, 2007.

The Company operates in the United States (including multiple state jurisdictions), Germany, and approximately 40 other foreign jurisdictions, including Mexico, Canada, Singapore and France. Examinations are ongoing in a number of those jurisdictions, including, most significantly, in Germany for the years 2001 to 2004 for numerous subsidiaries. During the three months ended March 31, 2007, the Company received final assessments for the prior examination period, 1997 to 2000. The effective settlement of those examinations resulted in a reduction to Goodwill of approximately $42 million with a net expected cash outlay of $4 million. The Company’s U.S. federal income tax returns for 2003 and beyond are open tax years, but not currently under examination. The Company previously concluded an examination of tax year 2000 to 2003 in 2005 with no material impact on the financial position of the Company. The Company reasonably expects to pay approximately $10 million of the liability within the next twelve months.

On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA), which among other things, provided for a new temporary exception to certain U.S. taxed foreign passive income inclusion rules for 2006 to 2008. This change reduced the expected amount of foreign income taxed currently in the U.S.

16.	Business Segments

	Chemical		Acetate	Performance	Total	Other
	Products	Ticona	Products	Products	Segments	Activities	Reconciliation	Consolidated
	(In $ millions)

As of and for the three months ended March 31, 2007
Sales to external customers	1,042	262	223	45	1,572	59	—	1,631
Inter-segment revenues	36	—	—	—	36	—	(36)	—
Earnings (loss) from continuing operations before tax	185	50	29	15	279	(64)	—	215
Depreciation and amortization	34	17	7	4	62	6	—	68
Capital expenditures	32	6	9	—	47	2	—	49
Total assets	3,021	1,607	888	375	5,891	1,981	—	7,872
For the three months ended March 31, 2006
Sales to external customers	990	231	167	49	1,437	61	—	1,498
Inter-segment revenues	25	—	—	—	25	—	(25)	—
Earnings (loss) from continuing operations before tax	140	56	23	15	234	(90)	—	144
Depreciation and amortization	34	16	7	4	61	5	—	66
Capital expenditures	21	5	16	—	42	1	—	43
Total assets as of December 31, 2006	3,489	1,584	711	361	6,145	1,756	—	7,901

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Transactions and Relationships with Affiliates and Related Parties

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor, an affiliate of the Sponsor. Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and may be reimbursed for certain expenses, in connection with any acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees. The transaction based agreement remains in effect.

In connection with the recent debt refinancing (see Note 8), certain Blackstone managed funds that market collateralized loan obligations to institutional investors invested an aggregate of $50 million in the Company’s term loan under the new senior credit agreement.

For the three months ended March 31, 2007 and 2006, the Company made payments to the Advisor of $7 million and $0 million, respectively, in accordance with the sponsor services agreement dated January 26, 2005, as amended. These payments were related to the sale of the oxo products and derivatives businesses and the acquisition of APL (see Note 4).

18.	Consolidating Guarantor Financial Information

The following unaudited consolidating financial information is presented in the provided form because: (i) the Issuer (prior to the completion of the Organization Restructuring, BCP Caylux, and subsequent to the Organizational Restructuring, BCP Crystal) is a 100% owned subsidiary of (the “Parent Guarantor” Celanese Holdings LLC); (ii) the guarantees are considered to be full and unconditional, that is, if the Issuer fails to make a scheduled payment, the Parent Guarantor and subsidiary guarantors are obligated to make the scheduled payment immediately and, if they do not, any holder of the notes may immediately bring suit directly against the Parent Guarantor and the subsidiary guarantors for payment of all amounts due and payable; (iii) the guarantees are joint and several. Separate financial statements and other disclosures concerning the Parent Guarantor are not presented because management does not believe that such information is material to investors.

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended March 31, 2007
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	710	1,239	(318)	1,631
Cost of sales	—	—	(515)	(1,041)	316	(1,240)

Gross profit	—	—	195	198	(2)	391
Selling, general and administrative expenses	—	—	(49)	(67)	—	(116)
Amortization of intangibles assets (customer related)	—	—	(4)	(14)	—	(18)
Research and development expenses	—	—	(10)	(7)	—	(17)
Other (charges) gains, net	—	—	—	(1)	—	(1)
Foreign exchange gain, net	—	—	—	1	—	1
Loss on disposition of assets, net	—	—	(1)	—	—	(1)

Operating profit	—	—	131	110	(2)	239
Equity in net earnings of affiliates	209	219	46	6	(462)	18
Interest expense	—	(54)	(45)	(11)	49	(61)
Interest income	—	42	7	14	(49)	14
Other income, net	—	2	(1)	4	—	5

Earnings from continuing operations before tax	209	209	138	123	(464)	215
Income tax benefit (provision)	—	—	3	(66)	—	(63)

Earnings from continuing operations	209	209	141	57	(464)	152
Earnings from discontinued operations	—	—	44	13	—	57

Net earnings	209	209	185	70	(464)	209

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended March 31, 2006
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	659	1,116	(277)	1,498
Cost of sales	—	—	(516)	(921)	277	(1,160)

Gross profit	—	—	143	195	—	338
Selling, general and administrative expenses	—	—	(60)	(75)	1	(134)
Amortization of intangible assets (customer related)	—	—	(4)	(10)	—	(14)
Research and development expenses	—	—	(10)	(7)	—	(17)
Other (charges) gains, net	—	—	(1)	1	—	—

Operating profit	—	—	68	104	1	173
Equity in net earnings of affiliates	127	140	38	10	(297)	18
Interest expense	—	(53)	(40)	(11)	43	(61)
Interest income	—	39	3	9	(43)	8
Other income, net	—	1	—	5	—	6

Earnings from continuing operations before tax	127	127	69	117	(296)	144
Income tax provision	—	—	(2)	(36)	—	(38)

Earnings from continuing operations	127	127	67	81	(296)	106
Earnings from discontinued operations	—	—	12	9	—	21

Net earnings	127	127	79	90	(296)	127

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2007
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	—	140	426	526	—	1,092
Receivables:
Trade receivables — third party and affiliates, net	—	—	203	707	—	910
Other receivables	—	829	314	471	(1,086)	528
Inventories	—	—	190	419	(25)	584
Deferred income taxes	—	2	62	11	—	75
Other assets	—	—	9	37	(3)	43

Total current assets	—	971	1,204	2,171	(1,114)	3,232

Investments	1,376	2,097	2,212	442	(5,394)	733
Property, plant and equipment, net	—	—	790	1,257	—	2,047
Deferred income taxes	—	(1)	18	43	—	60
Other assets	—	999	250	496	(1,265)	480
Goodwill	—	—	310	559	—	869
Intangible assets, net	—	—	93	358	—	451

Total assets	1,376	4,066	4,877	5,326	(7,773)	7,872

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	28	836	85	(765)	184
Trade payables — third party and affiliates	—	—	280	451	—	731
Other current liabilities	—	33	270	735	(321)	717
Deferred income taxes	—	—	—	6	—	6
Income taxes payable	—	18	16	87	—	121

Total current liabilities	—	79	1,402	1,364	(1,086)	1,759

Long-term debt	—	2,570	1,149	394	(1,238)	2,875
Deferred income taxes	—	1	63	201	—	265
Benefit obligations	—	—	759	148	—	907
Other liabilities	—	40	229	443	(27)	685
Minority interests	—	—	—	4	1	5
Commitments and contingencies Shareholder’s equity	1,376	1,376	1,275	2,772	(5,423)	1,376

Total liabilities and shareholder’s equity	1,376	4,066	4,877	5,326	(7,773)	7,872

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET INFORMATION

	As of December 31, 2006
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	—	4	211	575	—	790
Restricted cash	—	—	—	46	—	46
Receivables:
Trade receivables, — third party and affiliates, net	—	—	235	766	—	1,001
Other receivables	—	826	274	480	(1,092)	488
Inventories	—	—	245	431	(23)	653
Deferred income taxes	—	2	62	12	—	76
Other assets	—	—	36	33	—	69

Total current assets	—	832	1,063	2,343	(1,115)	3,123

Investments	1,195	2,015	2,193	471	(5,111)	763
Property, plant and equipment, net	—	—	862	1,293	—	2,155
Deferred income taxes	—	—	—	22	—	22
Other assets	—	1,001	263	506	(1,270)	500
Goodwill	—	—	398	477	—	875
Intangible assets, net	—	—	97	366	—	463

Total assets	1,195	3,848	4,876	5,478	(7,496)	7,901

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	114	848	134	(787)	309
Trade payables — third party and affiliates	—	—	318	505	—	823
Other current liabilities	—	9	334	750	(305)	788
Deferred income taxes	—	—	—	18	—	18
Income taxes payable	—	17	79	200	—	296

Total current liabilities	—	140	1,579	1,607	(1,092)	2,234

Long-term debt	—	2,478	1,155	378	(1,242)	2,769
Deferred income taxes	—	1	63	233	—	297
Benefit obligations	—	—	725	164	—	889
Other liabilities	—	34	199	238	(28)	443
Minority interests	—	—	—	74	—	74
Commitments and contingencies
Shareholder’s equity	1,195	1,195	1,155	2,784	(5,134)	1,195

Total liabilities and shareholder’s equity	1,195	3,848	4,876	5,478	(7,496)	7,901

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2007
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	—	144	(24)	(111)	—	9
Investing activities:
Capital expenditures on property, plant and equipment	—	—	(11)	(38)	—	(49)
Acquisitions and related fees, net of cash acquired	—	—	—	(269)	—	(269)
Net proceeds from sale of businesses and assets	—	—	240	338	—	578
Proceeds from sale of marketable securities	—	—	—	32	—	32
Purchases of marketable securities	—	—	—	(1)	—	(1)
Change in restricted cash	—	—	—	46	—	46
Other, net	—	—	(1)	(11)	—	(12)

Net cash provided by investing activities	—	—	228	97	—	325
Financing activities:
Short-term borrowings (repayments), net	—	—	9	(49)	—	(40)
Proceeds from long-term debt	—	—	—	11	—	11
Repayments of long-term debt	—	—	—	(1)	—	(1)
Dividends from subsidiary	8	—	—	—	(8)	—
Distributions to parent	(8)	(8)	—	—	8	(8)
Other, net	—	—	2	—	—	2

Net cash provided by (used in) financing activities	—	(8)	11	(39)	—	(36)
Exchange rate effects on cash	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	—	136	215	(49)	—	302
Cash and cash equivalents at beginning of period	—	4	211	575	—	790

Cash and cash equivalents at end of period	—	140	426	526	—	1,092

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2006
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	—	13	(37)	23	—	(1)
Investing activities:
Capital expenditures on property, plant and equipment	—	—	(17)	(26)	—	(43)
Proceeds from sale of marketable securities	—	—	—	27	—	27
Purchases of marketable securities	—	—	—	(29)	—	(29)
Change in restricted cash	—	—	—	(42)	—	(42)
Investing cash used in discontinued operations	—	—	—	(14)	—	(14)
Other, net	—	—	—	(5)	—	(5)

Net cash used in investing activities	—	—	(17)	(89)	—	(106)
Financing activities:
Short-term borrowings (repayments), net	—	—	(5)	37	—	32
Proceeds from long-term debt	—	—	—	7	—	7
Repayments of long-term debt	—	(4)	—	(1)	—	(5)
Distributions to parent	(9)	(9)	—	—	9	(9)
Dividends from subsidiary	9	—	—	—	(9)	—

Net cash provided by (used in) financing activities	—	(13)	(5)	43	—	25
Exchange rate effects on cash	—	—	—	4	—	4

Net decrease in cash and cash equivalents	—	—	(59)	(19)	—	(78)
Cash and cash equivalents at beginning of period	—	61	93	235	—	389

Cash and cash equivalents at end of period	—	61	34	216	—	311

19.	Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, the Company reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate its Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The Company expects the final settlement agreement to be signed shortly. As a result of the settlement, the Company will transition Ticona’s administration and operations from

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kelsterbach to another location in Germany by mid-2011. In March 2007, the Company announced that it would relocate the Kelsterbach, Germany, business to one of two sites in the Rhine Main area with the final site selection likely to occur during the second quarter of 2007. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million from €650 million in consideration of the Company’s agreement to waive certain obligations of Fraport set forth in the settlement relating to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area. From the settlement date through March 31, 2007, Fraport has paid the Company a total of €20 million towards the transition. The amount has been accounted for as deferred income and is included in Other liabilities in the consolidated balance sheet as of March 31, 2007.

20.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $123 million and $114 million as of March 31, 2007 and December 31, 2006, respectively. The increase in 2007 was primarily due to environmental liabilities assumed related to the APL acquisition.

Remediation — Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement between the Company and Hoechst, a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

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

InfraServs are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate. The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies indemnify Hoechst against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServs have agreed to indemnify Hoechst against any environmental liability arising out of or in connection with environmental pollution of any site. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on a few sites that were not transferred to InfraServ companies, in which case Hoechst must reimburse the Company for two-thirds of any costs so incurred.

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partner and for which no third party is responsible, is required to be borne by the InfraServ Partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $77 million and $78 million as of March 31, 2007 and December 31, 2006, respectively.

U.S. Superfund Sites — In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of both March 31, 2007 and December 31, 2006, the Company had provisions totaling $15 million for U.S. Superfund sites.

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2006 Form 10-K.

21.	Subsequent Events

In April 2007, the Company completed a refinancing of its outstanding debt, which will lower net interest expense, extended debt maturities and improved flexibility. In addition, the refinancing allowed the Company to modify and simplify its global corporate and capital structure. See Note 8 for additional information.

In April 2007, the Company entered into a 50/50 venture with Tainjin Shield Fine Chemical Company Limited to manufacture, distribute and sell the vinyl ester of neodecanoic acid, a monomer used to enhance vinyl-based emulsions systems. Commercial production of the venture is expected to begin in late 2007 or early 2008.

On April 25, 2007, Celanese Corporation, the ultimate parent of the Company, granted 25,000 stock options to its newly appointed member of the Board of Directors and 55,000 stock options to certain employees at an exercise price of $32.68 per option. The stock options expire in ten years and vest 25% per year with the first 25% vesting on January 1, 2009.

Deferred compensation

On April 2, 2007, certain participants in the Company’s deferred compensation plan elected to participate in a revised program. Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the previous plan. In lieu of these awards, the revised deferred compensation program provides for a future cash award in an amount equal to 90% of the maximum potential payout under the existing plan, plus growth pursuant to one of three participant-selected notional

CELANESE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment vehicles, as defined in the associated agreements. Participants must remain employed through 2010 to vest in the new award. The Company will make award payments under the revised program in the first quarter of 2011, unless participants elect to further defer the payment of their individual awards. Based on current participation in the revised program, the award, which will be expensed between April 2, 2007 and December 31, 2010, aggregates approximately $27 million plus notional earnings. The Company will expense approximately $6 million in 2007 related to the revised program.

Participants’ 2005 and 2006 contingent cash awards under the previous deferred compensation plan are not affected by the revised program. These awards, together with all contingent awards of participants who elected not to participate in the revised program, remain subject to the vesting requirements as discussed in Note 14.

Restricted Stock

Participants in the revised deferred compensation program also received an award of Celanese Corporation performance-based restricted stock units (“RSU”s). The RSUs, which were granted on April 2, 2007, generally cliff vest on December 31, 2010. The number of RSUs that ultimately vest depends on performance targets measured by comparison of Celanese Corporation’s stock performance versus a defined peer group. The initial award of approximately 219,000 RSUs may increase by up to 20% based on the performance measurement. Likewise, if the performance measure falls below certain threshold amounts, the number of awards that ultimately vest may decrease to zero. Dividends on RSUs are reinvested in additional RSUs.

In addition to the RSUs granted to participants in the revised deferred compensation program, the Company granted approximately 612,000 RSUs to certain employees. The RSUs generally vest annually in equal tranches beginning September 30, 2008 through September 30, 2011. The RSUs contain the same performance criteria as those described in the previous paragraph; however, based on performance, the number of awards that ultimately vest may increase by up to 50%. Likewise, if the performance measure falls below certain threshold amounts, the number of awards that ultimately vest may decrease to zero. The awards include a catch-up provision that provides for vesting on September 30, 2012 of previously unvested amounts, subject to certain maximums. Dividends on RSUs are reinvested in additional RSUs. Further, Celanese Corporation, the ultimate parent of the Company, granted approximately 26,000 RSUs to its non-management Board of Directors. The Director RSUs will vest on April 26, 2008. The Company estimates compensation expense associated with all RSUs of approximately $6 million in 2007.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” ”believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2007 and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are an integrated global hybrid producer of value-added industrial chemicals and engineered polymers. We are the world’s largest producer of acetyl products, including acetic acid and vinyl acetate monomer (“VAM”), polyacetal products (“POM”), as well as a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. We believe that approximately 95% of our differentiated intermediate and specialty products hold first or second market positions globally. Our operations are located in North America, Europe and Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating and purchasing efficiencies and proprietary production technologies. In addition, we have a significant portfolio of strategic investments, including a number of ventures in North America, Europe and Asia. Collectively, these strategic investments create value for us and contribute significantly to earnings and cash flow. These investments play an integral role in our strategy for growth and expansion of our global reach. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential.

We operate principally through four business segments: Chemical Products, Technical Polymers Ticona (“Ticona”), Acetate Products and Performance Products. For further detail on the business segments, see below “Summary by Business Segment” in the “Results of Operations” section of MD&A.

Sale of Oxo Products and Derivative Businesses

In connection with our strategy to optimize our portfolio and divest non-core operations, we announced on December 13, 2006 our agreement to sell our oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese AG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement adjustments and the successful exercise of our option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and we acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. We completed the sale of our oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The transaction resulted in the recognition of a $31 million pre-tax gain in the first quarter of 2007. Additional revisions to the gain amount are expected in 2007 related to working capital adjustments and other adjustments as specified in the sale agreement. See Note 4 of the unaudited interim consolidated financial statements for additional information.

Acquisition of Acetate Products Limited

On January 31, 2007, we completed the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). As contemplated prior to closing, on March 14, 2007, we announced plans to close the acquired tow production plant at Little Heath, United Kingdom during 2007.

Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, we reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. We expect the final settlement agreement to be signed shortly. As a result of the settlement, we will transition Ticona’s administration and operations from Kelsterbach to another location in Germany by mid-2011. In March 2007, we announced that we would relocate the Kelsterbach, Germany, business to one of two sites in the Rhine Main area with the final site selection likely to occur during the second quarter of 2007. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million from €650 million in consideration of our agreement to waive certain obligations of Fraport set forth in the settlement relating to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area. From the settlement date through March 31, 2007, Fraport has paid us a total of €20 million towards the transition. The amount has been accounted for as deferred income and is included in Other liabilities in the consolidated balance sheet as of March 31, 2007.

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,	% of	March 31,	% of
	2007	Net Sales	2006	Net Sales
	(Unaudited)
	(In $ millions)

Statement of Operations Data:
Net sales	1,631	100.0%	1,498	100.0%
Gross profit	391	24.0%	338	22.6%
Selling, general and administrative expenses	(116)	(7.1)%	(134)	(8.9)%
Operating profit	239	14.7%	173	11.5%
Equity in net earnings of affiliates	18	1.1%	18	1.2%
Interest expense	(61)	(3.7)%	(61)	(4.1)%
Other income, net	5	0.3%	6	0.4%
Earnings from continuing operations before tax	215	13.2%	144	9.6%
Earnings from continuing operations	152	9.3%	106	7.1%
Earnings from discontinued operations	57	3.5%	21	1.4%
Net earnings	209	12.8%	127	8.5%
Other Data:
Depreciation and amortization	68	4.2%	66	4.4%

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	184	309
Plus: Long-term debt	2,875	2,769

Total debt	3,059	3,078

Summary of Consolidated Results for the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Net Sales

Net sales for the three months ended March 31, 2007 increased 9% to $1,631 million compared to the same period in 2006. An increase in pricing of 3% for the three months ended March 31, 2007 driven by overall strong demand for acetyls and emulsions in the Chemicals Products segment as well as higher tow and flake prices in the Acetate Products segment contributed to the improvement in net sales. In addition, an increase in volumes of 1% for the three months ended March 31, 2007, driven by our Ticona and Acetate Products business segments contributed to the increase in net sales. The volume increases are the result of increased market penetration from several of Ticona’s key products, continuing improvement in the business environment in Europe and increased volumes in the Acetate Products segment mainly resulting from the APL acquisition. Favorable currency impacts of 3%, primarily in the Chemicals Products and Ticona business segments, also contributed to the increase in net sales.

Gross Profit

Gross profit increased to 24.0% of net sales for the three months ended March 31, 2007 from 22.6% of net sales for the same period in 2006. The increase is primarily due to higher volumes, higher pricing and favorable currency impacts more than offsetting higher overall raw material costs. Volumes increased for products such as acetyl derivative products, emulsions and POM, while pricing increased for acetyls, emulsions and Acetate Products’ tow and flake products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $18 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease is primarily due to the absence of executive severance and legal costs associated with the squeeze-out of $9 million and long-term incentive plan expenses of $5 million recorded during the first quarter of 2006. In addition, there was a $3 million decrease in stock-based compensation expense recorded in the first quarter of 2007 compared to the same period in 2006.

Operating Profit

Operating profit increased by 38% to $239 million for the three months ended March 31, 2007 compared to the same period in 2006. This is principally driven by higher overall volumes and pricing, productivity improvements and a $18 million decrease in selling, general and administrative expenses.

Equity in Net Earnings of Affiliates, Interest Expense and Other Income (Expense), Net

Equity in net earnings of affiliates, interest expense and other income (expense), net were flat for the three months ended March 31, 2007 compared to the same period in 2006.

Income Taxes

Income taxes for the three months ended March 31, 2007 and 2006 are recorded based on the estimated annual effective tax rate. As of March 31, 2007, the estimated annualized tax rate is 30%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2007 reflects earnings in low tax jurisdictions and a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, offset by higher tax rates in certain non-U.S. jurisdictions. Reversals of the valuation allowance established at the Acquisition (as defined in Note 4 of the unaudited interim consolidated financial statements) resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of goodwill.

For the three months ended March 31, 2007, we recorded tax expense of $63 million, which resulted in an effective tax rate of 29%. The higher effective tax rate for the three months ended March 31, 2007 was due to the increase in the estimated annual effective rate from the prior year. For the three months ended March 31, 2006, we recorded tax expense of $38 million, which resulted in an effective tax rate of 26%.

Earnings from Discontinued Operations

Earnings from discontinued operations primarily relate to Chemical Products’ sale of its oxo products and derivatives businesses in February 2007 and its Pentaerythritol operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to these businesses are reflected as a component of discontinued operations.

Selected Data by Business Segment

	Three Months Ended
	March 31,	March 31,	Change
	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net Sales
Chemical Products	1,078	1,015	63
Technical Polymers Ticona	262	231	31
Acetate Products	223	167	56
Performance Products	45	49	(4)
Other Activities	59	61	(2)
Inter-segment Eliminations	(36)	(25)	(11)

Total Net Sales	1,631	1,498	133

Other (Charges) Gains, Net
Chemical Products	—	1	(1)
Technical Polymers Ticona	—	2	(2)
Acetate Products	(1)	—	(1)
Performance Products	—	—	—
Other Activities	—	(3)	3

Total Other Charges, Net	(1)	—	(1)

Operating Profit (Loss)
Chemical Products	181	134	47
Technical Polymers Ticona	36	41	(5)
Acetate Products	29	23	6
Performance Products	16	17	(1)
Other Activities	(23)	(42)	19

Total Operating Profit	239	173	66

Earnings (Loss) from Continuing Operations Before Tax
Chemical Products	185	140	45
Technical Polymers Ticona	50	56	(6)
Acetate Products	29	23	6
Performance Products	15	15	—
Other Activities	(64)	(90)	26

Total Earnings from Continuing Operations Before Tax	215	144	71

Depreciation & Amortization
Chemical Products	34	34	—
Technical Polymers Ticona	17	16	1
Acetate Products	7	7	—
Performance Products	4	4	—
Other Activities	6	5	1

Total Depreciation & Amortization	68	66	2

Factors Affecting First Quarter 2007 Segment Net Sales Compared to First Quarter 2006

The charts below set forth the percentage increase (decrease) in net sales from the 2006 period attributable to each of the factors indicated in each of our business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	—	3	3	—		6
Technical Polymers Ticona	9	(2)	5	1		13
Acetate Products	2	8	—	24	(b)	34
Performance Products	(11)	(1)	4	—		(8)

Total Company (a)	1	3	3	2		9

(a)	Includes the effects of AT Plastics and the captive insurance companies.

(b)	Includes net sales from the APL acquisition.

Summary by Business Segment for the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Chemical Products

	Three Months Ended
	March 31,	March 31,	Change
	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	1,078	1,015	63
Net sales variance:
Volume	0%
Price	3%
Currency	3%
Other	0%
Operating profit	181	134	47
Operating margin	16.8%	13.2%
Other (charges) gains, net	—	1	(1)
Earnings from continuing operations before tax	185	140	45
Depreciation and amortization	34	34	—

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

Chemical Products’ net sales increased 6% for the three months ended March 31, 2007 compared to the same period in 2006. Pricing increased for acetyls and emulsions products primarily driven by higher methanol costs and an overall strong demand in all regions for these products. Net sales also increased 3% as a result of favorable currency impacts.

Operating profit increased 35% to $181 million for the three months ended March 31, 2007 compared to the same period in 2006, principally driven by higher prices for Acetyls and Emulsion products and lower overall raw material costs. This increase was also due to slightly higher volumes in acetyls, PVOH and emulsions and the benefits of a favorable methanol production contract entered into in January 2007 and expired by the end of the first quarter in 2007.

Earnings from continuing operations before tax increased 32% for the three months ended March 31, 2007 compared to the same period in 2006. The increases are primarily due to the increases in operating profit and higher dividend income of $8 million from cost investments during the first quarter of 2007 compared to the same period in 2006.

Technical Polymers Ticona

	Three Months Ended
	March 31,	March 31,	Change
	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	262	231	31
Net sales variance:
Volume	9%
Price	(2)%
Currency	5%
Other	1%
Operating profit	36	41	(5)
Operating margin	13.7%	17.7%
Other (charges) gains, net	—	2	(2)
Earnings from continuing operations before tax	50	56	(6)
Depreciation and amortization	17	16	1

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

Ticona’s net sales increased 13% to $262 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase for the quarter is driven by 9% higher volumes and a 5% favorable currency impact, partially offset by 2% lower pricing. Volumes increased in all product lines, particularly in POM, due to increased market penetration and continued strong business environment in Europe. Ticona experienced a decline in average pricing driven by a larger mix of sales from lower priced products.

Operating profit decreased to $36 million for the three months ended March 31, 2007 from $41 million in the same period last year as higher volumes and favorable currency impacts were more than offset by higher raw material costs and an increase in energy costs based on higher volumes and higher European energy prices.

Earnings from continuing operations before tax decreased 11% for the three months ended March 31, 2007 compared to the same period in 2006. The decrease is principally driven by the decrease in operating profit. Equity in net earnings of affiliates remained flat for the three months ended March 31, 2007 compared to the same periods in 2006.

Acetate Products

	Three Months Ended
	March 31,	March 31,	Change
	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	223	167	56
Net sales variance:
Volume	2%
Price	8%
Currency	0%
Other	24%
Operating profit	29	23	6
Operating margin	13.0%	13.8%
Other (charges) gains, net	(1)	—	(1)
Earnings from continuing operations before tax	29	23	6
Depreciation and amortization	7	7	—

Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band. The successful completion of the acquisition of APL on January 31, 2007 further increases our global position and enhances our ability to service our customers.

Acetate Products’ net sales increased 34% to $223 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase is primarily driven by additional net sales from the APL acquisition completed during the three months ended March 31, 2007 as well as higher flake and tow prices. Total sales for APL during the period from January 31, 2007 (acquisition date) to March 31, 2007 were $40 million.

Operating profit increased $6 million for the three months ended March 31, 2007 compared to the same period in 2006. Higher overall sales pricing and lower energy costs more than offset increases in raw material costs.

Earnings from continuing operations before tax increased 26% for the three months ended March 31, 2007 compared to the same period in 2006. The increases are primarily due to the increases in operating profit.

Performance Products

	Three Months Ended
	March 30,	March 30,	Change
	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	45	49	(4)
Net sales variance:
Volume	(11)%
Price	(1)%
Currency	4%
Other	0%
Operating profit	16	17	(1)
Operating margin	35.6%	34.7%
Other (charges) gains, net	—	—	—
Earnings from continuing operations before tax	15	15	—
Depreciation and amortization	4	4	—

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Performance Products’ net sales decreased 8% for the three months ended March 31, 2007 compared to the same period in 2006. An 11% decline in volumes and a 1% decline in pricing for the three months ended March 31, 2007 were partially offset by favorable currency impacts of 4%. Sorbates volumes increased slightly while pricing continued to decline due to increased competition. The decline in pricing was at a slower rate during the three months ended March 31, 2007 compared to the same period in 2006. Volumes and pricing for Sunett® sweetener decreased primarily due to fewer new product launches and changes in customer mix. Volumes were also negatively impacted due to the exit of a lower margin, non-core trading business in the fourth quarter of 2006.

Operating profit was $16 million for the current quarter compared to $17 million for the same period in 2006. The slight decrease was primarily a result of the positive impact from cost savings and lower manufacturing costs partially offsetting the overall lower net sales.

Earnings from continuing operations before tax were flat period over period.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business.

Net sales decreased slightly to $59 million from $61 million for the three months ended March 31, 2007 compared to the same period in 2006, principally driven by a decrease in third party revenues from our captive insurance companies of $5 million more than offsetting an increase in sales from AT Plastics of $3 million.

The operating loss for Other Activities decreased $19 million for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was due primarily to an $18 million decrease in our selling, general and administrative expenses, which resulted from the absence of executive severance and legal costs associated with the squeeze-out of $9 million and long-term incentive plan expenses of $5 million recorded in 2006. In addition, there was a $3 million decrease in stock-based compensation expense recorded in the first quarter of 2007 compared to the same period in 2006.

Loss from continuing operations before tax decreased by $26 million for the three months ended March 31, 2007 compared to the same period in 2006, primarily driven by the decrease in operating loss previously discussed above within this segment, as well as an increase in interest income.

Liquidity and Capital Resources

Our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements for the remainder of the year and for the subsequent twelve months, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Cash Flows

Cash and cash equivalents at March 31, 2007 were $1,092 million, which was an increase of $302 million from December 31, 2006. See below for details on the change in cash and cash equivalents from December 31, 2006 to March 31, 2007.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $9 million for the three months ended March 31, 2007, compared with a cash outflow of $1 million for the three months ended March 31, 2006. The increase in operating cash flows was due primarily to an increase in earnings from continuing operations and a decrease in cash used from operating assets and liabilities, partially offset by cash used in discontinued operations. Earnings from continuing operations increased to $152 million for the three months ended March 31, 2007 compared to $106 million for the same period in 2006. The changes in operating assets and liabilities were driven primarily by lower trade receivables offset by lower trade payables. The lower trade receivables were driven by higher net sales offset by timing of cash receipts. The lower trade payables resulted from the timing of payments. The cash used in discontinued operations of $74 million relates primarily to working capital changes of the oxo and derivatives businesses.

Net Cash Used in Investing Activities

Net cash from investing activities increased to a cash inflow of $325 million for the three months ended March 31, 2007 compared to a cash outflow of $106 million for the same period in 2006. The increase in cash inflow was primarily due to the proceeds from the sale of our oxo products and derivatives businesses partially offset by the cash outflow for the APL acquisition. During the three months ended March 31, 2006, we increased restricted cash by $42 million related to the anticipated payment to minority shareholders for their remaining CAG shares. During the three months ended March 31, 2007, as a result of the completion of the Squeeze-Out (see Note 4 of the unaudited interim consolidated financial statements) and the payment to minority shareholders for their remaining CAG shares, restricted cash decreased $46 million.

Our capital expenditures were $49 million and $43 million for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures in 2007 and 2006 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures are expected to be approximately $280 million for 2007.

Net Cash Used in Financing Activities

Net cash from financing activities decreased to a cash outflow of $36 million for the three months ended March 31, 2007 compared to a cash inflow of $25 million for the same period in 2006. The decrease relates primarily to a net change in short-term borrowings/repayments of $72 million.

Liquidity

Our contractual obligations, commitments and debt service requirements over the next several years are significant. As stated above, our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

Debt and Capital

As of March 31, 2007, we had total debt of $3,059 million compared to $3,078 million as of December 31, 2006. We were in compliance with all of the financial covenants related to our debt agreements as of March 31, 2007.

Contractual Debt Obligations.  The following table sets forth our fixed contractual debt obligations as of March 31, 2007:

		Remaining		2008-	2010-	2012 and
Fixed Contractual Debt Obligations	Total	2007		2009	2011	Thereafter
	(In $ millions)

Term loan facility	1,626	16	(4)	33	1,577	—
Interest payments on debt(1)	1,494	179		469	363	483
Senior subordinated notes(2)	969	—		—	—	969
Other debt(3)	463	155		48	55	205

Total fixed contractual debt obligations	4,552	350		550	1,995	1,657

(1)	For future interest expense, we assumed no change in variable rates. (See Note 8 for the applicable interest rates).

(2)	Does not include $3 million of premium.

(3)	Does not include a $2 million reduction due to purchase accounting.

(4)	Reflects the short-term debt obligation under the senior credit facility prior to the refinancing discussed below.

Senior Credit Facilities.  As of March 31, 2007, the amended and restated (January 2005) senior credit facilities of $2,454 million consist of a term loan facility of $1,626 million, a revolving credit facility of $600 million and a credit-linked revolving facility of approximately $228 million.

Term loan facility — Subsequent to the consummation of the Celanese Corporation (the ultimate parent of the Company) initial public offering in January 2005, we entered into amended and restated senior credit facilities which increased the term loan facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of March 31, 2007, the term loan facility had a balance of $1,626 million, which matures in 2011.

Revolving credit facility — The revolving credit facility, through a syndication of banks, provides for borrowings up to $600 million, including the availability of letters of credit in U.S. dollars and Euros and for borrowings on same-day notice. As of March 31, 2007, there were no letters of credit issued or outstanding borrowings under the revolving credit facility; accordingly, $600 million remained available for borrowing.

Credit-linked revolving facility — The approximate $228 million credit-linked facility matures in 2009 and provides borrowing capacity for the issuance of letters of credit. As of March 31, 2007, $172 million of letters of credit had been issued under the facility and $56 million was available for borrowing.

Substantially all of the assets of Celanese Holdings LLC (“Celanese Holdings”), the direct parent of BCP Crystal, and subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these senior credit facilities.

Debt Refinancing

The following table sets forth our pro forma contractual debt obligations as of March 31, 2007 adjusted for the debt refinancing effected on April 3, 2007:

		Remaining	2008-	2010-	2012 and
Fixed Contractual Debt Obligations	Total	2007	2009	2011	Thereafter
	(In $ millions)

Term loan facility	2,812	14	56	56	2,686
Interest payments on debt	1,718	119	446	430	723
Senior subordinated notes	14	—	—	—	14
Other debt	463	155	48	55	205

Total fixed contractual debt obligations	5,007	288	550	541	3,628

In March 2007, the Company announced a comprehensive recapitalization strategy to refinance our debt and repurchase shares of Celanese Corporation’s Series A common stock. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

Proceeds from the new senior credit agreement, together with available cash, were used to retire our existing $2,454 million debt facility, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009 and to retire portions of our Senior Subordinated Notes as discussed below.

On March 6, 2007, the Company commenced cash tender offers (the “Tender Offers”) with respect to any and all of the outstanding 9 5/8% senior subordinated notes due 2014 and 10 3/8% senior subordinated notes due 2014 (the “Senior Subordinated Notes”). The Tender Offers expired on April 2, 2007. Approximately 93.7% of the 10 3/8% senior subordinated notes and 99.6% of the 9 5/8% senior subordinated notes were tendered under the Tender Offers, resulting in a reduction of debt of €122 million (approximately $163 million) and $793 million, respectively. We paid approximately $136 million of tender costs in connection with the Tender Offers.

As a result of the refinancing, We expect to incur approximately $130 million-$140 million of interest expense related to tender costs and costs incurred to acquire the new senior credit facility in the second quarter of 2007. In addition, we will expense approximately $37 million of unamortized deferred financing costs related to the existing $2,454 million credit facility and the Senior Subordinated Notes.

Other Contractual Obligations

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an amendment of FASB Statement No. 109 (“FIN No. 48”), on January 1, 2007. The timing of future payments of the uncertain tax positions of $193 million resulting from the implementation of FIN No. 48 is uncertain. However, we reasonably expect to pay approximately $10 million of the liability for uncertain tax positions over the next twelve months. See Note 15 of the unaudited interim consolidated financial statements for a further discussion.

Deferred compensation

See Note 14, Stock-based and Other Management Compensation Plans, of the unaudited interim consolidated financial statements for additional information. Should the payout be triggered, we will fund the payments with either existing cash, or borrowings from the revolving credit facility, or a combination thereof. Upon the occurrence of the triggering events mentioned in Note 14 to the unaudited interim consolidated financial statements, the maximum amount earned and vested under the plan through March 31, 2007 would be approximately $74 million, exclusive of the $18 million accrued at March 31, 2007 and payable in 2007 due to the accelerated vesting of certain plan participants.

On April 2, 2007, certain participants in our deferred compensation plan elected to participate in a revised program. Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the previous plan. See additional discussion of the revised program in Note 21 of the unaudited interim consolidated financial statements. Based on current participation in the revised program, the award, which will be expensed between April 2, 2007 and December 31, 2010, aggregates approximately $27 million plus notional earnings. We expect to expense approximately $6 million in 2007 related to the revised program.

Restricted Stock

Participants in the revised deferred compensation program also received an award of Celanese Corporation performance-based restricted stock units (“RSU”s). The number of RSUs that ultimately vest depends on performance targets measured by comparison of Celanese Corporation’s stock performance versus a defined peer group. The initial award of approximately 219,000 RSUs may increase or decrease based on the performance measurement. In addition to the RSUs granted to participants in the revised deferred compensation program, we granted approximately 612,000 RSUs to certain employees. The employee RSUs contain the same performance criteria as those granted to the deferred compensation program participants. Further, Celanese Corporation, the ultimate parent of the Company, granted approximately 26,000 RSUs to its non-management Board of Directors. The Director RSUs will vest on April 26, 2008. Compensation expense associated with RSUs is expected to approximate $6 million in 2007. See additional discussion on the restricted stock issued in Note 21 of the unaudited interim consolidated financial statements.

Long-term incentive plan

See Note 14, Stock-based and Other Management Compensation Plans, of the unaudited interim consolidated financial statements for additional information. On February 16, 2007, approximately $26 million was paid to the LTIP plan participants. There are no additional amounts due under the LTIP plan.

Squeeze-Out Payment

The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million. See additional information in Note 4 of the unaudited interim consolidated financial statements.

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. Our subsidiaries, Celanese Caylux Holdings Luxembourg S.C.A., formerly BCP Caylux Holdings Luxembourg S.C.A (“Celanese Caylux”) and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If Celanese Caylux and/or BCP Crystal are obligated to make payments under such guarantees or other security to the Purchaser and/or the minority shareholders, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

Pension and Other Benefits

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 4 of the unaudited interim consolidated financial statements), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the three months ended March 31, 2007.

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

We describe our significant accounting policies in Note 4, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2006. We discuss our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K as of and for the year ended December 31, 2006.

Except for the following critical accounting policy discussed below there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2006 with the SEC on February 23, 2007.

On January 1, 2007, we adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. See Note 15 of the unaudited interim consolidated financial statements for additional discussion of the FIN 48 impact.

Recent Accounting Pronouncements

See Note 3 of the unaudited interim consolidated financial statements included in this Form 10-Q for discussion of new accounting pronouncements.

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

Except for the following market risk listed below, market risk for our Company has not changed significantly from the foreign exchange, interest rate and commodity risks disclosed in Item 7A of our Annual Report on Form 10-K as of and for the year ended December 31, 2006.

Interest Rate Risk Management

We may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in our outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2006, we had an outstanding interest rate swap with a notional amount of $300 million. On March 19, 2007, in anticipation of the debt refinancing, we entered into various U.S. Dollar and Euro interest rate swaps, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million. The notional amount of the U.S. dollar swaps will reduce over time according to an amortization schedule while the notional amount of the Euro swap will remain at its original level throughout the term of the swap. In March 2007, in connection with the April 2, 2007 debt refinancing, we terminated our existing interest rate swap. As of March 31, 2007, adjusted for the debt refinancing effective on April 3, 2007, we had approximately $2.3 billion, €490 million and CNY544 million of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $715 million, €340 million and CNY544 million of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $12 million.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter of 2007.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See Note 12 to the unaudited interim consolidated financial statements for a discussion of legal proceedings.

Item 1A.	Risk Factors

Except for the following risk factor listed below, there have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2006 with the SEC on February 23, 2007.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same. On April 2, 2007, we, through certain of its subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

Proceeds from the new senior credit agreement, together with available cash, were used to retire our existing $2,454 million debt facility, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009 and to retire portions of our senior subordinated notes.

If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. As of March 31, 2007, adjusted for the debt refinancing effective on April 3, 2007, we had approximately $2.3 billion, €490 million and CNY544 million of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $715 million, €340 million and CNY544 million of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $12 million. There can be no assurance that interest rates will not rise significantly in the future. Such an increase could have an adverse impact on our future results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Certificate of Formation of Registrant (incorporated by reference to Exhibit 3.3 to the Form S-4 filed with the SEC on February 7, 2005 File No. 333-122587-18 (the “Form S-4”))
3.2	Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 3.4 to the Form S-4)
4.7	Second Supplemental Indenture, dated as of March 21, 2007, among Crystal US Holdings 3 L.L.C., Crystal US Sub 3 Corp., Celanese Corporation, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Celanese Corporation filed with the SEC on March 27, 2007)
4.8	Third Supplemental Indenture, dated as of March 21, 2007, among Celanese US Holdings LLC, Celanese Holdings LLC, the entities set forth in the schedule thereto, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Celanese Corporation filed with the SEC on March 27, 2007)
10.1	Second Amendment and Consent to Credit Agreement dated as of February 9, 2007, among Celanese Holdings LLC, BCP Crystal US Holdings Corp., Celanese Americas Corporation, the lenders from time to time party thereto, and Deutsche Bank AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Celanese Corporation filed with the SEC on May 9, 2007)
10.2	First Amendment to Purchase Agreement dated February 28, 2007, by and among Advent Oxea Cayman Ltd., Oxea Corporation, Drachenfelssee 520. V V GmbH, Drachenfelssee 521. V V GmbH, Celanese Ltd., Ticona Polymers Inc., Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Celanese Corporation filed with the SEC on May 9, 2007)
10.6	Credit Agreement, dated April 2, 2007, among Celanese Holdings LLC, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Merrill Lynch Capital Corporation as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A., Citibank NA, and JP Morgan Chase Bank NA, as co-documentation agents, and Deutsche Bank AG, Cayman Islands Branch, as Deposit Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Celanese Corporation filed with the SEC on April 5, 2007)
10.7	Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Celanese Corporation filed with the SEC on April 5, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: May 9, 2007

By:	/s/ John J. Gallagher III
Name: John J. Gallagher III

Title:	Executive Vice President and
Chief Financial Officer

Date: May 9, 2007